Form 10-Q
period 1998-03-31
CALIBER LEARNING NETWORK INC
filed 1998-05-29
CIK 1057187

                                         (CALIBER COMMENTS ON PRELIMINARY DRAFT)


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1998 or
                                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.

                 COMMISSION FILE NUMBER       0-22844
                                          ----------------


                        CALIBER LEARNING NETWORK, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MARYLAND                                     52-2001020
------------------------------------------               -------------------
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


3600 CLIPPER MILL ROAD, SUITE 300, BALTIMORE, MARYLAND          21211
------------------------------------------------------        ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 843-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X]. (The registrant became subject to such filing requirements on May 4, 1998.)

The registrant had 12,293,642 shares of Common Stock outstanding as of May 29, 1998.

                                     Index

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                                                                 PAGE NO.

Part I.  Financial Information

Item 1. Financial Statements (Unaudited)
 Balance sheets - December 31, 1997 and March 31, 1998                                     3
 Statements of operations - Three months ended March 31, 1997 and 1998; For the period from November 22, 1996 (inception) through March 31, 1998
                                                                                           5

 Statements of cash flows - Three months ended March 31, 1998 and 1997; For the period from November 22, 1996 (inception) through March 31, 1998
                                                                                           6

 Notes to financial statements - March 31, 1998                                            7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                                    14


Part II.  Other Information

Item 1.  Legal Proceedings                                                                16
Item 2.  Changes In Securities                                                            16
Item 3.  Defaults upon Senior Securities                                                  16
Item 4.  Submission of Matters to a Vote of Security Holders                              16
Item 5.  Other Information                                                                16
Item 6.  Exhibits and Reports on Form 8-K                                                 16

Signatures                                                                                18

Part I.  Financial Information

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                                 Balance Sheets

                                                                                                                PRO FORMA
                                                                         DECEMBER 31,         MARCH 31,         MARCH 31,
                                                                            1997                1998               1998
                                                                    ------------------------------------------------------------
                                                                                             (Unaudited)       (Unaudited -
                                                                                                                  Note 5)
Assets
Current assets:
 Cash and cash equivalents                                                  $ 3,850,440         $   341,770          $   655,239
 Accounts receivable, less allowance of $50,000 in 1998                          17,400           1,046,242            1,046,242
 Due from landlords for tenant allowances                                     1,427,525           1,702,324            1,702,324
 Other receivables                                                              574,807           1,154,887            1,154,887
 Prepaid expenses                                                                25,066              25,066               25,066
                                                                    ------------------------------------------------------------

Total current assets                                                          5,895,238           4,270,289            4,583,758

Property and equipment:
 Furniture and fixtures                                                       1,271,930           2,461,917            2,461,917
 Computer equipment and software                                              2,723,993           7,327,854            7,327,854
 Leasehold improvements                                                       4,727,830           8,260,569            8,260,569
                                                                    ------------------------------------------------------------

                                                                              8,723,753          18,050,340           18,050,340
 Accumulated depreciation and amortization                                     (388,483)           (997,421)            (997,421)
                                                                    ------------------------------------------------------------

                                                                              8,335,270          17,052,919           17,052,919

Other assets                                                                    279,881             344,958              344,958
                                                                    ------------------------------------------------------------
Total assets                                                                $14,510,389         $21,668,166          $21,981,635
                                                                    ============================================================


                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                           Balance Sheets (continued)

                                                                                                                  PRO FORMA
                                                                        DECEMBER 31,         MARCH 31,            MARCH 31,
                                                                            1997                1998                 1998
                                                                    ----------------------------------------------------------
                                                                                            (Unaudited)          (Unaudited -
                                                                                                                  Note 5)
Liabilities and DEFICIENCY OF ASSETS
Current liabilities:
         Accounts payable and accrued expenses                              $ 2,065,436        $ 4,997,365         $ 4,997,365
 Borrowings from Sylvan                                                       3,000,000          3,000,000           3,000,000
         Interest payable to Sylvan                                             301,784            471,430             471,430
         Accrued dividends payable                                              995,000          1,194,000
 Current portion of deferred tenant allowances                                  208,014            302,338             302,338
 Current portion of capital lease obligations                                   615,895          1,771,833           1,771,833
                                                                    ----------------------------------------------------------
Total current liabilities                                                     7,186,129         11,736,966          10,542,966

Management fee payable to Sylvan                                              2,880,500          3,380,501           3,380,501
Deferred tenant allowances, less current portion                              1,226,935          1,780,251           1,780,251
Capital lease obligations, less current portion                               3,417,181          9,493,716           9,493,716

8% Series A Redeemable Convertible Preferred Stock, $.01 par value;
 2,442,513 shares authorized, issued and outstanding in 1997 and
 1998, 0 pro forma; $9,999,750 aggregate liquidation preference              10,000,000         10,000,000                   -



Series B Redeemable Junior Convertible Preferred Stock, $.01 par
 value; 1,227,393 shares authorized, issued and outstanding in 1997
 and 1998, 0 pro forma; $1,000,000 aggregate liquidation preference           1,300,000          1,300,000                   -



Commitments and contingencies                                                         -                  -                   -

Deficiency of assets:
 6% Non-Voting Convertible Preferred Stock, $0.01 par value;
  5,167,328 shares authorized, issued and outstanding in pro forma                    -                  -              51,674

 Class A Common Stock, $.01 par value:
  Authorized shares -- 42,800,000; issued and outstanding shares of
   3,829,986 in 1997, 3,848,736 in 1998 and  0 in pro forma                      38,300             38,488                   -

 Class B Common Stock, $.01 par value:
  Authorized, issued and outstanding shares  5,167,328 in 1997 and
   1998, 0 in pro forma                                                          51,674             51,674                   -

 Common Stock, $.01 par value:
  Authorized shares  50,000,000 shares; pro forma issued and
   outstanding shares of 7,518,642                                                    -                  -              75,187

 Additional paid-in capital                                                   9,975,334         10,125,146          21,388,447
 Subscription receivable                                                     (5,364,358)        (1,507,469)                  -
 Deficit accumulated during the development stage                           (16,201,306)       (24,731,107)        (24,731,107)
                                                                    ----------------------------------------------------------
Total deficiency of assets                                                  (11,500,356)       (16,023,268)         (3,215,799)
                                                                    ----------------------------------------------------------
Total liabilities and deficiency of assets                                 $ 14,510,389       $ 21,668,166        $ 21,981,635
                                                                    ==========================================================

See accompanying notes.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                      Statements of Operations (Unaudited)



                                                                                               FOR THE PERIOD
                                                                                             NOVEMBER 22, 1996
                                                                                            (INCEPTION) THROUGH
                                                     THREE MONTHS ENDED MARCH 31                 MARCH 31,
                                                      1997                   1998                    1998
                                                     -----------------------------------------------------------
Service fee revenue                                   $                      $   881,188            $    881,188
Management fee from Sylvan                                 15,600                427,500               1,626,793
                                                     -----------------------------------------------------------
                                                           15,600              1,308,688               2,507,981

Costs and expenses:
 Campus operating expenses                                      -              5,898,450              13,032,194
 Management fees to Sylvan                                500,000                500,001               3,380,501
 Other selling, general and
  administrative expenses                               1,050,360              2,934,440               9,470,583
                                                     -----------------------------------------------------------

                                                        1,550,360              9,332,891              25,883,278

Other income (expense):
 Interest income                                          154,146                 27,437                 563,537
 Interest expense                                         (37,523)              (334,035)               (725,347)
                                                     -----------------------------------------------------------
                                                          116,623               (306,598)               (161,810)
                                                     -----------------------------------------------------------
Net loss                                               (1,418,137)            (8,330,801)            (23,537,107)
Dividends accrued on redeemable preferred
 stock                                                    199,000                199,000               1,194,000
                                                     -----------------------------------------------------------
Net loss attributable to common
 stockholders                                         $(1,617,137)           $(8,529,801)           $(24,731,107)
                                                     ===========================================================

Basic and diluted loss per common share
 attributable to common stockholders                  $     (0.19)           $     (0.95)           $      (2.78)
                                                     ===========================================================

Pro forma basic and diluted loss per
 common share attributable to common
 stockholders                                                                $     (0.66)
                                                                             ============

See accompanying notes.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                      Statements of Cash Flows (Unaudited)

                                                                                                        FOR THE PERIOD
                                                                                                      NOVEMBER 22, 1996
                                                                                                     (INCEPTION) THROUGH
                                                               THREE MONTHS ENDED MARCH 31                MARCH 31,
                                                                1997                  1998                   1998
                                                      -------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $(1,418,137)          $(8,330,801)           $(23,537,107)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                        1,004               608,937                 997,420
 Non-cash compensation                                                    -                     -                 115,000
 Negative amortization of capital lease obligations
  charged to interest expense                                             -               192,258                 279,315

 Amortization of deferred tenant allowances recorded
  as a reduction of rent expense                                          -               (49,442)                (49,442)

 Changes in operating assets and liabilities:
  Accounts receivable                                               (15,600)           (1,028,842)             (1,018,242)
  Other receivables                                                       -               (51,485)               (105,997)
  Prepaid expenses                                                        -                     -                 (25,066)
  Accounts payable and accrued expenses related to
   operating expenses                                               418,227             1,914,710               2,906,243

  Management fee payable to Sylvan                                  500,942               500,001               3,380,501
  Interest payable to Sylvan                                         37,523               169,646                 471,430
                                                      -------------------------------------------------------------------
Net cash used in operating activities                              (476,041)           (6,075,018)            (16,585,945)

Investing activities
Purchases of property and equipment                                 (87,508)           (2,275,677)             (6,520,379)
Proceeds from sale-leaseback of property and equipment                    -               540,685                 540,685
Proceeds from deferred tenant allowances                                  -               422,285                 422,285
Increase in other assets                                                  -               (65,077)               (344,958)
                                                      -------------------------------------------------------------------
Net cash used in investing activities                               (87,508)           (1,377,784)             (5,902,367)

FINANCING ACTIVITIES
Initial issuance of stock for cash                                        -                     -              13,000,000
Borrowings from Sylvan                                              318,015                     -               3,000,000
Issuance of Class A common stock                                          -               150,000                 400,308
Payment of subscription receivable                                        -             3,856,889               6,492,531
Payment of capital lease obligations                                      -               (62,757)                (62,757)
                                                      -------------------------------------------------------------------
Net cash provided by financing activities                           318,015             3,944,132              22,830,082
                                                      -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (245,534)           (3,508,670)                341,770
Cash and cash equivalents at beginning of period                 13,000,000             3,850,440                       -
                                                      -------------------------------------------------------------------
Cash and cash equivalents at end of period                      $12,754,466           $   341,770             $   341,770
                                                      ===================================================================

See accompanying notes.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (Unaudited)

                                 March 31, 1998



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 incorporated by reference to the Company's registration statement on Form S-1, File No. 333-47565, filed March 10, 1998, as amended (the "Registration Statement").

The Company since inception has devoted most of its efforts to raising capital, developing markets and recruiting and training personnel. Accordingly, minimal revenue has been generated from planned principal operations, and the Company is considered a development stage company at March 31, 1998.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)



2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                 For the period
                                                                               November 22, 1996
                                                                                  (inception)
                                                   THREE MONTHS ENDED               through
                                                        MARCH 31                    MARCH 31
                                                 1997              1998               1998
                                         -------------------------------------------------------
Numerator:
 Net loss                                       $(1,418,137)     $(8,330,801)       $(23,537,107)
 Preferred stock dividends                         (199,000)        (199,000)         (1,194,000)
                                                $(1,617,137)     $(8,529,801)       $(24,731,107)
                                         =======================================================

Denominator:
 Weighted average number of shares of
  common stock outstanding during the
  period                                          8,508,430        8,852,968           8,751,387
 Shares of common stock issued for a
  nominal value                                     147,471          147,471             147,471
                                         -------------------------------------------------------
                                                  8,655,901        9,000,439           8,898,858
                                         =======================================================

Basic and diluted loss per common share         $     (0.19)     $     (0.95)        $     (2.78)
                                         =======================================================

Loss per share is based upon the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission in Staff Accounting Bulletin No. 98, all securities issued by the Company for a nominal value have been included in the computations as if they were outstanding for all periods presented.

Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)



2. LOSS PER SHARE (CONTINUED)

Pro forma basic and diluted net loss per common share attributable to common stockholders is presented to disclose the effect on loss per share of the assumed conversion of convertible securities which converted into common stock upon the closing of the Company's initial public offering in May 1998. For purposes of the pro forma computation, the convertible securities are assumed to have been converted on January 1, 1998 or the issuance date, whichever date is later.

The following table summarizes the computations of pro forma basic and diluted loss per share presented in the accompanying statements of operations:

                                                                      Three months ended
                                                                        MARCH 31, 1998
                                                                    --------------------
Numerator:
 Net loss                                                                    $(8,330,801)
                                                                    ====================

Denominator:
 Shares used in historical calculation                                         9,000,439
 Add:
  Pro forma conversion of Series A Preferred Stock                             2,442,513
  Pro forma conversion of Series B Preferred Stock                             1,227,393
                                                                    --------------------
 Denominator for pro forma loss per share                                     12,670,345
                                                                    ====================

Pro forma basic and diluted loss per common share                            $     (0.66)
                                                                    ====================

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)



3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                               FOR THE PERIOD
                                                                                NOVEMBER 22,
                                                                                    1996
                                                                                 (INCEPTION)
                                                  THREE MONTHS ENDED               THROUGH
                                                       MARCH 31                   MARCH 31
                                                  1997              1998             1998
                                           ----------------------------------------------------
Non-cash investing and financing
 activities:
 Equipment acquired under capital lease         $          -      $7,102,972        $11,048,992
 Increase in other receivables for
  proceeds due on sale-leaseback of
  property and equipment                                   -       1,069,281          1,069,281


 Increase in accounts payable and
  accrued expenses for purchases of
  property and equipment                                   -       1,017,219          1,017,219


 Dividends accrued on Series A
  Redeemable Convertible Preferred Stock
                                                     199,000         199,000          1,194,000


4.  CAPITAL LEASES

The holder of the 8% Series A Redeemable Convertible Preferred Stock has agreed to provide an aggregate of $20.0 million in lease financing or lease guarantees for the purchase of furniture and equipment.

Property and equipment includes the following amounts for leases that have been capitalized at March 31, 1998:


Furniture and fixtures                                                        $   632,265
Computer equipment and software                                                 7,195,693
Leasehold improvements                                                          3,221,034
                                                                              -----------
                                                                               11,048,992
Less:  accumulated amortization                                                  (574,670)
                                                                              -----------
                                                                              $10,474,322
                                                                              ===========

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)




4.  CAPITAL LEASES (CONTINUED)

Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consist of the following at March 31, 1998:

Through December 31, 1998                                                  $ 1,508,426
1999                                                                         3,398,181
2000                                                                         3,398,181
2001                                                                         3,305,285
2002                                                                         1,198,681
Thereafter                                                                     974,330
                                                                      ----------------
Total minimum lease payments                                                13,783,084
Amounts representing interest                                               (2,517,535)
                                                                      ----------------
Present value of net minimum lease payments (including current
 portion of $1,771,833)                                                    $11,265,549
                                                                      ================


5.  PRO FORMA BALANCE SHEET AND RECAPITALIZATION

As discussed in Note 6, in May 1998, the Company completed an initial public offering of Common Stock that met the criteria for the automatic conversion of the outstanding 8% Series A Redeemable Convertible Preferred Stock and Series B Redeemable Junior Convertible Preferred Stock into Common Stock and the repayment of all accrued and unpaid dividends on the 8% Series A Redeemable Convertible Preferred Stock and the payment by Sylvan Learning Systems, Inc. ("Sylvan") of the balance of its subscription receivable.

Also in May 1998, the Company completed a recapitalization effective upon closing of the initial public offering referred to above. The Company's charter was amended to authorize a single class of Common Stock, $0.01 par value, for which all shares of Class A Common Stock were exchanged on a share-for-share basis, and a series of 6% Non-Voting Convertible Preferred Stock, for which all shares of Class B Common Stock were exchanged on a share- for-share basis.

Each share of the 6% Non-Voting Convertible Preferred Stock is convertible into one share of Common Stock at the option of the holder at any time after the two year anniversary of its issuance, subject to earlier rights of conversion under certain circumstances. Dividends of $60,000 per year are cumulative and are first payable in May 1999.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)



5.  PRO FORMA BALANCE SHEET AND RECAPITALIZATION (CONTINUED)


The following table summarizes the components of the pro forma balance sheet after giving effect to (1) the conversion of 2,442,513 shares of 8% Series A Redeemable Convertible Preferred Stock into 2,442,513 shares of Common Stock;
(2) the conversion of 1,227,393 shares of Series B Redeemable Junior Convertible Preferred Stock into 1,227,393 shares of Common Stock; (3) the conversion of 5,167,328 shares of Class B Common Stock into 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock; (4) the payment by Sylvan of the $1,507,469 balance due on the subscription receivable; and (5) the payment by the Company of $1,194,000 of accrued dividends (in thousands):


                                                            Historical              Assumed             Pro Forma
                                                          March 31, 1998         Conversion and       March 31, 1998
                                                                                Recapitalization
                                                          -----------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                           $    342            $    313            $    655
 Other current assets                                                   3,928                   -               3,928
                                                          -----------------------------------------------------------
Total current assets                                                    4,270                 313               4,583
Property and equipment, net                                            17,053                   -              17,053
Other assets                                                              345                   -                 345
                                                          -----------------------------------------------------------
Total assets                                                         $ 21,668            $    313            $ 21,981
                                                          ===========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses                               $  4,997            $      -            $  4,997
 Dividends payable                                                      1,194              (1,194)                  -
 Other current liabilities                                              5,546                   -               5,546
                                                          -----------------------------------------------------------
Total current liabilities                                              11,737              (1,194)             10,543
Non-current liabilities                                                14,654                   -              14,654
Series A Preferred Stock                                               10,000             (10,000)                  -
Series B Preferred Stock                                                1,300              (1,300)                  -
Stockholders' equity:
 Non-Voting Preferred Stock                                                 -                  52                  52
 Class A Common  Stock                                                     38                 (38)                  -
 Class B Common Stock                                                      52                 (52)                  -
 Common Stock                                                                                  75                  75
 Additional paid-in capital                                            10,125              11,263              21,388
 Subscription receivable                                               (1,507)              1,507                   -
 Deficit accumulated during development stage                         (24,731)                  -             (24,731)
                                                          -----------------------------------------------------------
Total deficiency of assets                                            (16,023)             12,807              (3,216)
                                                          -----------------------------------------------------------
Total liabilities and deficiency of assets                           $ 21,668            $    313            $ 21,981
                                                          ===========================================================

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)



6.  SUBSEQUENT EVENTS

In April 1998, the Company declared a 1.2274-for-1 stock split of all classes of common and preferred stock outstanding on April 10, 1998. Accordingly, all share and per share data have been restated in the financial statements retroactively to reflect the stock split.

In May 1998, the Company completed an initial public offering of its Common Stock. The net proceeds to the Company from the sale of the 4,500,000 shares of Common Stock offered therein were approximately $58 million. Also during May 1998, the Underwriters of the initial public offering exercised their over-allotment option in full. The net proceeds to the Company from this sale of an additional 275,000 shares of its Common Stock were approximately $3.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, EXPENDITURES TO LEASE PROPERTY AND EQUIPMENT FOR THE CALIBER CAMPUSES, FUTURE CAPITAL REQUIREMENTS, AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CHANGES IN THE FINANCIAL RESOURCES OF THE COMPANY'S CLIENTS; TIMING AND EXTENT OF ACCEPTANCE BY UNIVERSITIES, FACULTY, CORPORATIONS, AND WORKING ADULTS OF THE CALIBER LEARNING NETWORK AS AN APPROPRIATE WAY TO PROVIDE QUALITY EDUCATION AND TRAINING; AMOUNT OF REVENUES GENERATED BY THE COMPANY'S OPERATIONS; THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLAN ON TERMS SATISFACTORY TO THE COMPANY; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT (NO. 333-47565) AND SUBSEQUENT REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.


OVERVIEW

Since its organization in November 1996, the Company has devoted substantially all of its efforts to raising capital, developing the Caliber network, recruiting and training personnel and establishing relationships with universities, corporations and suppliers. The Company has incurred cumulative net losses since its inception and expects to incur additional losses for at least the next two years, due primarily to additional start-up costs related to the expansion of the Caliber network and costs associated with the development and marketing of products and services. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial. As of March 31, 1998, the Company had accumulated net losses of $23.5 million.

RESULTS OF OPERATIONS

Since inception, the Company has generated $2.5 million of revenue. A total of $1.6 million of this revenue resulted from the Testing Center Management and CBT Services Agreement with Sylvan. Under this agreement, Caliber manages 32 Sylvan Technology Centers ("STCs") that may be converted to Caliber Campuses in the future. The Company receives a fixed fee per month to manage these centers, a fee per test delivered above a specified number of tests and 50% of any profits to Sylvan from Sylvan's digital fingerprinting joint venture with Identix Corporation. Caliber pays all operating expenses for these 32 centers. Since inception, operating expenses exceeded the revenue received from Sylvan for Caliber's management of the 32 centers. The remaining $0.9 million of revenue, all of which was generated in the first quarter of 1998, resulted from the Company's agreements to provide corporate training programs through its satellite-linked network of campuses.

Since inception, the Company has incurred $13.0 million of campus operating expenses. Campus operating expenses include costs associated with the following: the opening of 33 Caliber Campuses in 1997 and 1998, eight Caliber Campuses that were in various stages of development and 32 STCs managed by Caliber.

Since inception, the Company has incurred $3.4 million in management fees payable to Sylvan for office space and management, administrative, legal, accounting and financial services provided by Sylvan under a Management Agreement between Sylvan and the Company.

Since inception, the Company has incurred $9.5 million of other selling, general and administrative expenses. As of March 31, 1998, the Company employed 64 management, sales and administrative personnel, which has increased from 14 at March 31, 1997. Since inception, the Company has incurred approximately $0.9 million of non-recurring expenses related to executive recruiting and relocation as well as start-up costs related to the implementation of distance learning technologies.

Since inception, the Company has incurred net interest expense of $0.2 million. The Company generated $0.6 million of interest income from the temporary investment of cash received from its initial capitalization. Interest expense of $0.7 million has resulted from interest on capital lease obligations, borrowings on the $3.0 million loan from Sylvan, and interest accrued on the unpaid management fee payable to Sylvan.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has used $16.6 million of cash in operating activities and $5.9 million for investing activities, consisting principally of developing and implementing the Caliber network and the acquisition of property and equipment. These cash needs have been primarily financed through the initial capitalization of $13 million, the Sylvan loan of $3.0 million and a portion of a subscription receivable from Sylvan of $6.5 million. As of March 31, 1998, the Company had cash and cash equivalents of $0.3 million, $1.5 million unpaid under the $8.0 million Sylvan subscription and $9.0 million available under the $20.0 million Lease and Guarantee Commitment from MCI Communications Corporation, one of the Company's stockholders. The Company believes that these resources, together with the $3.0 million of available borrowings under the Sylvan loan and the approximately $61.6 million of net proceeds from the Company's initial public offering of Common Stock completed in May 1998 will be sufficient capital for implementation of the Caliber network and to fund negative cash flow through at least 1999. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow and expected capital expenditures through 1999. The Company may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

YEAR 2000

The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

Part II.  Other Information

Item 1.  Legal Proceedings
         -----------------

         The Company is not a party to any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (a) - (b) None.

         (c) On March 16, 1998, the Company issued to Rick P. Frier, Vice President, Chief Financial Officer of the Company, 18,750 shares of Common Stock for $150,000 in cash. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         (d) The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. The offering commenced May 5, 1998, and terminated May 22, 1998 upon the sale of all securities registered. The managing underwriters were BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC. The security registered is Common Stock, par value $.01 per share. The amount registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date, as to the Company and the sole selling stockholder, respectively, are as follows:

             FOR THE ACCOUNT OF THE COMPANY

             Amount registered                                     4,775,000
             Aggregate price of offering amount registered       $66,850,000
             Amount sold                                           4,775,000
             Aggregate offering price of amount sold             $66,850,000

             FOR THE ACCOUNT OF THE SELLING STOCKHOLDER

             Amount registered                                     1,780,000
             Aggregate price of offering amount registered       $24,920,000
             Amount registered                                     1,780,000
             Aggregate offering price of amount sold             $24,920,000


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         1. By written consent dated January 15, 1998, in lieu of the 1998 annual meeting of stockholders, the stockholders of the Company unanimously elected the following persons directors of the Company, each to hold office until the next annual meeting of the stockholders of the Company and until his or her successor is elected and qualified:

            Douglas L. Becker
            R. Christopher Hoehn-Saric
            Susan Mayer
            John P. Hill
            Janeen M. Armstrong

            The foregoing persons constitute all of the directors of the Company.

         2. By written consent dated April 6, 1998, in lieu of a special meeting, the stockholders of the Company unanimously ratified and approved the following matters:

            a) The adoption of the Articles of Amendment and Restatement, in the form of Exhibit 3.01 hereto, as and for the charter of the Company effective upon the consummation of the initial public offering of the Company.

            b) The amendment of the 1997 Stock Option Plan of the Company in the form of Exhibit 10.01(a) hereto, effective December 31, 1997, to increase the number of shares of Common Stock available for issuance thereunder to 1,000,000 shares.

            c) The termination of the 1997 Stock Option Plan (except with respect to grants made under the plan prior to February 17, 1998) and the adoption of the 1998 Stock Incentive Plan of the Company, in the form of Exhibit 10.01(b) hereto, effective as of February 17, 1998.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits.
             --------

             3.01      Articles of Amendment and Restatement of the Charter*

             3.02      Bylaws*

             4.01      Specimen Common Stock Certificate*

             10.01(a)  1997 Stock Option Plan*

             10.01(b)  1998 Stock Incentive Plan*

             10.03 Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*

             10.04 Agreement between Caliber Learning Network, Inc. and The Johns Hopkins University, dated as of January 29, 1998*

             10.05 Agreement between Caliber Learning Network, Inc. and MCI Systemhouse Corp. dated March 2, 1998*

             10.06 Agreement between Caliber Learning Network, Inc. and Macmillian Computer Publishing USA, dated February 2, 1998*

             10.07 Agreement between Caliber Learning Network, Inc. and Compaq Computer Corporation, dated December 22, 1997*

             10.08 Letter Agreement and Line of Credit Promissory Note dated as of December 1, 1996 between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc.*

             10.09 Agreement between Caliber Learning Network, Inc. and MCI Systemhouse Corp., dated July 1, 1997*

             10.10 Management Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*

             10.11 Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*

             27.01     Financial Data Schedule

             * Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).

         (b) Reports on Form 8-K.
             -------------------

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CALIBER LEARNING NETWORK, INC.
                                          (Registrant)



Date: May 29, 1998          /s/ Rick P. Frier
                          -----------------------------------------------------
                              Rick P. Frier
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)