Form 10-Q
period 1998-06-30
CALIBER LEARNING NETWORK INC
filed 1998-08-13
CIK 1057187


PRIMUS TELECOMMUNICATIONS GROUP, INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
     (unaudited)



                                    Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                                    ------------ ----------   ------------ ------------

                                        1998        1997          1998         1997

                                    ------------ ----------   ------------ ------------

NET REVENUE                             $99,475    $70,045       $179,526     $129,081
COST OF REVENUE                         84,126     64,178        152,848      119,212
                                    ------------ ----------   ------------ ------------

GROSS MARGIN                            15,349      5,867         26,678        9,869

OPERATING EXPENSES
   Selling, general and administrati    18,990     13,206         34,367       22,035
   Depreciation and amortization         4,433      1,669          7,911        2,466
                                    ------------ ----------   ------------ ------------

       Total operating expenses         23,423     14,875         42,278       24,501

LOSS FROM OPERATIONS                    (8,074)    (9,008)       (15,600)     (14,632)

INTEREST EXPENSE                        (9,605)      (526)       (16,780)        (677)
INTEREST INCOME                          2,886        474          5,270        1,259
OTHER INCOME (EXPENSE)                      -         230             -           349
                                    ------------ ----------   ------------ ------------

LOSS BEFORE INCOME TAXES               (14,793)    (8,830)       (27,110)     (13,701)
INCOME TAXES                                -          45             -            81
                                    ------------ ----------   ------------ ------------

NET LOSS                               ($14,793)   ($8,875)      ($27,110)    ($13,782)
                                     ===========  =========    ===========  ===========

BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                 ($0.68)    ($0.50)        ($1.30)      ($0.78)
                                     ===========  =========    ===========  ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            21,829     17,779         20,779       17,779
                                     ===========  =========    ===========  ===========




See notes to consolidated financial statements.












































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































































                                    Index

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 Balance sheets - December 31, 1997 and June 30, 1998                         3

 Statements of operations  Three months ended June 30, 1997 and
  1998; Six months ended June 30, 1997 and 1998; For the period
  from November 22, 1996 (inception) through June 30, 1998                    5

 Statements of cash flows - Six months ended June 30, 1997 and
  1998; For the period from November 22, 1996 (inception) through
  June 30, 1998                                                               6

  Notes to financial statements  June 30, 1998                                7

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                         13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes In Securities                                               16

Item 3.  Defaults upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   17

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS



                                                                       December 31,      June 30,
                                                                           1997            1998
                                                                     --------------------------------
                                                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $3,850,440    $ 30,654,071
     Available-for-sale securities                                           -         16,532,987
     Accounts receivable, less allowance of $150,000 in 1998               17,400       4,221,010
     Due from landlords for tenant allowances                           1,427,525       1,002,852
     Other receivables                                                    574,807          39,000
     Prepaid expenses                                                      25,066         156,723
                                                                     ---------------------------------
Total current assets                                                    5,895,238      52,606,643

Property and equipment
     Furniture and fixtures                                             1,271,930       2,763,542
     Computer equipment and software                                    2,723,993       9,794,731
     Leasehold improvements                                             4,727,830       9,383,793
                                                                     ---------------------------------
                                                                        8,723,753      21,942,066
     Accumulated depreciation and amortization                           (388,483)     (2,034,345)
                                                                     ---------------------------------
                                                                        8,335,270      19,907,721
Other assets                                                              279,881         378,334
                                                                     ---------------------------------
Total assets                                                         $ 14,510,389    $ 72,892,698
                                                                     =================================

                                       3

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEETS (CONTINUED)


                                                                        December 31,     June 30,
                                                                            1997           1998
                                                                      ------------------------------
                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                             $  2,065,436      $4,906,427
     Borrowings from Sylvan                                               3,000,000              -
     Interest payable to Sylvan                                             301,784              -
     Accrued dividends payable                                              995,000          68,720
     Current portion of deferred tenant allowances                          208,014         316,118
     Current portion of capital lease obligations due to related party      615,895       2,508,158
                                                                       ----------------------------
Total current liabilities                                                 7,186,129       7,799,423

Management fee payable to Sylvan                                          2,880,500         333,334
Deferred tenant allowances, less current portion                          1,226,935       1,810,540
Capital lease obligations due to related party, less current portion      3,417,181      11,051,575

8% Series A Redeemable Convertible Preferred Stock, $.01
     par value; 2,442,513 shares authorized, issued and
     outstanding in 1997, 0 in 1998                                      10,000,000              -

6% Series B Redeemable Junior Convertible Preferred Stock,
     $.01 par value; 1,227,393 shares authorized, issued and
     outstanding in 1997, 0 in 1998                                       1,300,000              -

Commitments and contingencies                                                    -               -

Stockholders' equity (deficit)
     6% Non-Voting Convertible Preferred Stock, $.01 par
          value; 5,167,328 shares authorized, issued and
          outstanding in 1998                                                    -           51,674
     Class A Common Stock, $.01 par value:
          Authorized shares -- 42,800,000; issued and
          outstanding shares of 3,829,986 in 1997, 0 in 1998                 38,300              -
     Class B Common Stock, $.01 par value:
          Authorized, issued and outstanding shares --
          5,167,328 in 1997, 0 in 1998                                       51,674              -
     Common Stock, $.01 par value:
          Authorized shares -- 50,000,000 shares; issued and
          outstanding shares of 12,293,642 in 1998                               -          122,937
     Additional paid-in capital                                           9,975,334      83,078,843
     Subscription receivable                                             (5,364,358)             -
     Deficit accumulated during the development stage                   (16,201,306)    (31,355,628)
                                                                       ----------------------------
Total stockholders' equity (deficit)                                    (11,500,356)     51,897,826
                                                                       ----------------------------
Total liabilities and stockholders' equity (deficit)                   $ 14,510,389    $ 72,892,698
                                                                       ============================

See accompanying notes.

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                              For the period
                                                                                                             November 22,1996
                                                                                                               (inception)
                                                                                                                 through
                                               Three Months Ended June 30,      Six Months Ended June 30,        June 30,
                                                   1997           1998             1997          1998              1998
                                              ----------------------------   -----------------------------------------------
Service fee revenue                           $         -      $ 3,352,030    $         -    $  4,233,218    $  4,233,218
Management fee from Sylvan                        298,234          427,500        313,834         855,000       2,054,293
                                              ----------------------------    ---------------------------    ------------
                                                  298,234        3,779,530        313,834       5,088,218       6,287,511

Cost and expenses:
   Operating expenses                           1,209,746        7,752,132      1,209,746      13,650,582      20,784,326
   Management fees to Sylvan                      600,000          500,000      1,100,000       1,000,001       3,880,501
   Other selling, general and administrative
    expenses                                    1,482,597        2,002,561      2,532,957       4,937,001      11,473,147
                                              ----------------------------    ---------------------------    ------------
                                                3,292,343       10,254,693      4,842,703      19,587,584      36,137,974

Other income (expense):
   Interest income                                152,489          386,859        306,635         414,296         950,396
   Interest expense                               (51,012)        (450,805)       (88,535)       (784,840)     (1,176,152)
                                              ----------------------------    ---------------------------    ------------
                                                  101,477          (63,946)       218,100        (370,544)       (225,756)
                                              ----------------------------    ---------------------------    ------------
Net loss                                       (2,892,632)      (6,539,109)    (4,310,769)    (14,869,910)    (30,076,219)
Dividends accrued on redeemable preferred
 stock                                            199,000           85,409        398,000         284,409       1,279,409
                                              ----------------------------    ---------------------------    ------------
Net loss attributable to common stockholders  $(3,091,632)     $(6,624,518)   $(4,708,769)   $(15,154,319)   $(31,355,628)
                                              =============================   ===========================    ============

Basic and diluted loss per common share
 attributable to common stockholders          $     (0.35)     $     (0.60)   $     (0.54)   $      (1.51)   $      (3.39)
                                              ============================    ===========================    ============


See accompanying notes.

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                     For the period
                                                                                                    November 22,1996
                                                                                                    (inception) through
                                                                    Six Months Ended June 30,            June 30,
                                                                    1997                 1998             1998
                                                           -----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                   $      (4,310,769)     $ (14,869,910)   $ (30,076,219)
Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                    25,650          1,645,862        2,034,345
     Non-cash compensation                                            66,668                 -           115,000
     Negative amortization of capital lease obligations
          charged to interest expense                                     -             484,969          572,026
     Amortization of deferred tenant allowances recorded
          as a reduction of rent expense                                  -              (5,374)          (5,374)
     Changes in operating assets and liabilities:
          Accounts receivable                                        (22,586)        (4,203,610)      (4,193,010)
          Other receivables                                           28,000             (4,878)         (59,390)
          Prepaid expenses                                           (21,489)          (131,657)        (156,723)
          Accounts payable and accrued expenses related to
                operating expenses                                   464,122          2,840,988        3,832,521
          Management fee payable to Sylvan                         1,100,942         (2,547,166)         333,334
          Interest payable to Sylvan                                  88,535           (301,784)              -
                                                           -----------------------------------------------------------
Net cash used in operating activities                             (2,580,927)       (17,092,560)     (27,603,490)

INVESTING ACTIVITIES
Purchases of property and equipment                                 (701,328)        (3,908,184)      (8,152,883)
Purchase of available-for-sale securities                                 -         (16,532,987)     (16,532,987)
Proceeds from sale-leaseback of property and equipment                    -             540,685          540,685
Proceeds from deferred tenant allowances                                  -           1,121,756        1,121,756
Increase in other assets                                             (22,871)           (98,453)        (378,334)
                                                           -----------------------------------------------------------
Net cash used in investing activities                               (724,199)       (18,877,183)     (23,401,763)

FINANCING ACTIVITIES
Initial issuance of stock for cash                                        -                  -        13,000,000
Issuance of common stock in initial public offering,                      -          61,738,146       61,738,146
      net of offering costs
Borrowings from Sylvan                                             1,110,297                  -        3,000,000
Repayments to Sylvan                                                       -         (3,000,000)      (3,000,000)
Issuance of Class A common stock                                     250,308            150,000          400,308
Payment of subscription receivable                                        -           5,364,358        8,000,000
Payment of capital lease obligations                                      -            (268,445)        (268,445)
Payment of accrued dividends on preferred stock                           -          (1,210,685)      (1,210,685)
                                                           -----------------------------------------------------------
Net cash provided by financing activities                          1,360,605         62,773,374       81,659,324
                                                           -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (1,944,521)        26,803,631       30,654,071
Cash and cash equivalents, beginning of period                    13,000,000          3,850,440               -
                                                           -----------------------------------------------------------
Cash and cash equivalents, end of period                   $      11,055,479        $30,654,071      $30,654,071
                                                           ===========================================================



                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1998



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 included in the Company's registration statement on Form S-1, File No. 333-47565, filed March 10, 1998, as amended (the "Registration Statement").

The Company since inception has devoted most of its efforts to raising capital, developing markets and recruiting and training personnel. Accordingly, minimal revenue has been generated from planned principal operations, and the Company is considered a development stage company at June 30, 1998.

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)



2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                                For the period
                                                                                                               November 22,1996
                                                                                                                 (inception)
                                                                                                                   through
                                             Three Months Ended June 30,       Six Months Ended June 30,           June 30,
                                                  1997           1998               1997          1998              1998
                                             ----------------------------    ---------------------------      -----------------
Numerator:
     Net loss                                 $(2,892,632)   $ (6,539,109)   $(4,310,769)   $(14,869,910)     $ (30,076,219)
     Preferred stock dividends                   (199,000)        (85,409)      (398,000)       (284,409)        (1,279,409)
                                              ---------------------------    ---------------------------      -------------
                                              $(3,091,632)   $ (6,624,518)   $(4,708,769)   $(15,154,319)     $ (31,355,628)

Denominator:
     Weighted average number of shares of
          common stock outstanding during the
          period                                8,755,284     11,062,219       8,631,857       9,957,849          9,107,617
     Shares of common stock issued for a
         nominal value                            147,471         55,100         147,471         101,030            133,127
                                              ---------------------------    ---------------------------      -------------
Denominator for loss per share                  8,902,755     11,117,319       8,779,328      10,058,879          9,240,744

Basic and diluted loss per share              $     (0.35)   $     (0.60)     $    (0.54)   $      (1.51)     $       (3.39)

Loss per share is based upon the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission in Staff Accounting Bulletin No. 98, all securities issued by the Company for a nominal value have been included in the computations as if they were outstanding for all periods prior to the Company's initial public offering of Common Stock in May 1998.

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

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                 For the period
                                                                                                November 22,1996
                                                                                                  (inception)
                                                                                                    through
                                                             Six Months Ended June 30,              June 30,
                                                              1997            1998                   1998
                                                         --------------------------------      ----------------
Non-cash investing and financing activities:
Equipment acquired under capital lease                     $   -              $9,310,133             $13,256,153
Dividends accrued on Series A and 6% Non-Voting
 Convertible Preferred Stock                                  398,000            284,409               1,279,409


4. CAPITAL LEASES
MCI Communications Corporation, a stockholder of the Company has agreed to provide an aggregate of $20.0 million in lease financing or lease guarantees for the purchase of furniture and equipment.

Property and equipment includes the following amounts for leases that have been capitalized at June 30, 1998:

Furniture and fixtures                                              $   632,265
Computer equipment and software                                       9,285,485
Leasehold improvements                                                3,338,403
                                                                    -----------
                                                                     13,256,153
Less:  accumulated amortization                                      (1,261,945)
                                                                    -----------
                                                                    $11,994,208
                                                                    ===========

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


4.  CAPITAL LEASES (CONTINUED)

Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consist of the following at June 30, 1998:

Through December 31, 1998                                            $ 1,566,662
1999                                                                   4,154,754
2000                                                                   4,154,754
2001                                                                   4,060,953
2002                                                                   1,415,672
Thereafter                                                               989,038
                                                                     -----------
Total minimum lease payments                                          16,341,833
Amounts representing interest                                         (2,782,100)
                                                                     -----------
Present value of net minimum lease payments (including current
 portion of $2,508,158)                                              $13,559,733
                                                                     ===========

5.  STOCKHOLDERS' EQUITY



On April 10, 1998, the Company declared a 1.2274-for-1 stock split of all classes of common and preferred stock outstanding. Accordingly, all share and per share data have been restated in the financial statements retroactively to reflect the stock split.

In May 1998, the Company completed an initial public offering of its Common Stock. The net proceeds to the Company from the sale of the 4,500,000 shares of Common Stock offered therein were approximately $58.2 million. Also during May 1998, the Underwriters of the initial public offering exercised their over-allotment option in full. The net proceeds to the Company from this sale of an additional 275,000 shares of its Common Stock were approximately $3.6 million.

The initial public offering of Common Stock met the criteria for the automatic conversion of the outstanding 8% Series A Redeemable Convertible Preferred Stock and Series B Redeemable Junior Convertible Preferred Stock into Common Stock and the repayment of all accrued and unpaid dividends on the 8% Series A Redeemable Convertible Preferred Stock and the payment by Sylvan Learning Systems, Inc. ("Sylvan") of the balance of its subscription receivable.

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

The following is a rollforward of stockholders' equity from January 1, 1998 to June 30, 1998:

                                                            6% Non-Voting       Class A     Class B
                                                            Convertible        Common      Common
                                                           Preferred Stock      Stock       Stock
                                                           ---------------    --------     --------
Balance at January 1, 1998                                    $      -       $ 38,300     $ 51,674

Issuance of 18,750 shares of Class A Common Stock                                 188

Conversion of 3,848,736 shares of Class A Common Stock                        (38,488)
       into 3,848,736 shares of Common Stock

Conversion of 5,167,328 shares of Class B Common Stock             51,674                  (51,674)
       into 5,167,328 shares of 6% Non-Voting
       Convertible Preferred Stock

Conversion of 2,442,513 shares of 8% Series A
       Redeemable Convertible Preferred Stock into
       2,442,513 shares of Common Stock

Conversion of 1,227,393 shares of Series B Redeemable Junior
       Convertible Preferred Stock into 1,227,393 shares of
       Common Stock

Payment of stock subscription

Issuance of 4,775,000 shares of Common Stock, net of offering costs of $432,354

Net loss for six month period ended June 30, 1998

Dividends accrued on 8% Series A Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock
                                                              ------------------------------------
Balance at June 30, 1998                                        $51,674      $    -       $    -
                                                              ====================================
                                                                                                      Deficit
                                                                                                   Accumulated          Total
                                                     Common        Additional     Subscription     During the       Stockholders'
                                                     Stock      Paid In Capital    Receivable   Development Stage     Equity
                                                    -------     ---------------   ------------  -----------------   ------------
Balance at January 1, 1998                          $    -            $9,975,334     $(5,364,358)   $(16,201,309)     $(11,500,359)

Issuance of 18,750 shares of Class A Common Stock                        149,812                                            150,000

Conversion of 3,848,736 shares of Class A Common     38,488                                                                 -
       Stock into 3,848,736 shares of Common Stock

Conversion of 5,167,328 shares of Class B Common
       Stock into 5,167,328 shares of 6% Non-Voting
       Convertible Preferred Stock

Conversion of 2,442,513 shares of 8% Series A         24,425           9,975,575                                         10,000,000
       Redeemable Convertible Perferred
       Stock into 2,442,513 shares of Common Stock

Conversion of 1,227,393 shares of Series B            12,274           1,287,726                                          1,300,000
       Redeemable Junior Convertible Preferred Stock
       into 1,227,393 shares of Common Stock

Payment of stock subscription                                                          5,364,358                          5,364,358

Issuance of 4,775,000 shares of Common Stock, net     47,750          61,690,396                                         61,738,146
      of offering costs of $432,354

Net loss for six month period ended June 30, 1998                                                   (14,869,910)        (14,869,910)

Dividends accrued on 8% Series A Convertible                                                           (284,409)           (284,409)
        Preferred Stock and 6% Non-Voting
        Convertible Preferred Stock
                                                    -------------------------------------------------------------------------------
Balance at June 30, 1998                              $122,937       $83,078,843     $   -         $(31,355,628)        $51,897,826
                                                    ===============================================================================

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  At June 30, 1998, available-for-sale securities consisted of commercial paper, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, INCLUDING BUT NOT LIMITED TO STATEMENTS REGARDING THE ANTICIPATED IMPACT OF UNCOLLECTIBLE ACCOUNTS RECEIVABLE ON FUTURE LIQUIDITY, EXPENDITURES TO LEASE PROPERTY AND EQUIPMENT FOR THE CALIBER CAMPUSES, FUTURE CAPITAL REQUIREMENTS, AND THE COMPANY'S FUTURE DEVELOPMENT PLANS ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CHANGES IN THE FINANCIAL RESOURCES OF THE COMPANY'S CLIENTS; TIMING AND EXTENT OF ACCEPTANCE BY UNIVERSITIES, FACULTY, CORPORATIONS, AND WORKING ADULTS OF THE CALIBER LEARNING NETWORK AS AN APPROPRIATE WAY TO PROVIDE QUALITY EDUCATION AND TRAINING; AMOUNT OF REVENUES GENERATED BY THE COMPANY'S OPERATIONS; THE AVAILABILITY OF SUFFICIENT CAPITAL TO FINANCE THE COMPANY'S BUSINESS PLAN ON TERMS SATISFACTORY TO THE COMPANY; GENERAL BUSINESS AND ECONOMIC CONDITIONS; AND OTHER RISK FACTORS DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT (FORM S-1, NO. 333-47565) AND SUBSEQUENT REPORTS FILED FROM TIME TO TIME WITH THE COMMISSION. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD LOOKING STATEMENTS, WHICH STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE.


OVERVIEW

Since its organization in November 1996, the Company has devoted substantially all of its efforts to raising capital, developing the Caliber network, recruiting and training personnel and establishing relationships with universities, corporations and suppliers. The Company has incurred cumulative net losses since its inception and expects to incur additional losses for at least the next two years, due primarily to additional start-up costs related to the expansion of the Caliber network and costs associated with the development and marketing of products and services. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial. As of June 30, 1998, the Company had accumulated net losses of $30.1 million.

RESULTS OF OPERATIONS

Since inception, the Company has generated $6.3 million of revenue. A total of $4.2 million of revenue, all of which was generated in the first two quarters of 1998, resulted primarily from the Company's agreements to provide corporate training programs through its satellite-linked network of campuses. The remaining $2.1 million of this revenue resulted from the Testing Center Management and CBT Services Agreement with Sylvan. Under this agreement, Caliber manages 29 Sylvan Technology Centers ("STCs") that may be converted to Caliber Campuses in the future. The Company receives a fixed fee per month to manage these centers, a fee per test delivered above a specified number of tests and 50% of any profits to Sylvan from Sylvan's digital fingerprinting joint venture with Identix Corporation. Caliber pays all operating expenses for these 29 centers. Since inception, operating expenses exceeded the revenue received from Sylvan for Caliber's management of the 29 centers.

Since inception, the Company has incurred $20.8 million of operating expenses. Operating expenses include costs associated with the following: the opening of 40 Caliber Campuses in 1997 and 1998, 29 STCs managed by Caliber and costs associated with the development and marketing of products and services.

Since inception, the Company has incurred $3.9 million in management fees payable to Sylvan for office space and management, administrative, legal, accounting and financial services provided by Sylvan under a Management Agreement between Sylvan and the Company.

Since inception, the Company has incurred $11.5 million of other selling, general and administrative expenses. As of June 30, 1998, the Company employed 66 management, sales and administrative personnel, which has increased from 14 at March 31, 1997. Since inception, the Company has incurred approximately $1.1 million of non-recurring expenses related to executive recruiting and relocation.

Since inception, the Company has incurred net interest expense of $0.2 million. The Company generated $1.0 million of interest income from the temporary investment of cash received from its initial capitalization and from the proceeds of its initial public offering that was completed in the second quarter of 1998. Interest expense of $1.2 million has resulted from interest on capital lease obligations, borrowings on the $3.0 million loan from Sylvan, and interest accrued on the unpaid management fee payable to Sylvan. The loan and unpaid management fee to Sylvan through April 1998 were paid during the second quarter of 1998 concurrent with the company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has used $ 27.6 million of cash in operating activities and $23.4 million for investing activities, consisting principally of developing and implementing the Caliber network and the acquisition of property and equipment. These cash needs have been primarily financed through the initial capitalization of $13.0 million, the Sylvan loan of $3.0 million, a Common Stock subscription from Sylvan of $8.0 million and the net proceeds from the Company's initial public offering in May 1998 of $61.7 million. As of June 30, 1998, the Company had cash and available-for-sale securities of $47.2 million and $6.7 million available under the $20.0 million Lease and Guarantee Commitment from MCI Communications Corporation, one of the Company's stockholders. The Company believes that these resources will be sufficient capital for implementation of the Caliber network and to fund negative cash flow through at least 1999. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow and expected capital expenditures through 1999. The Company may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (a)-(c) None.

         (d) The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. To the extent not previously reported, the information required by
              Item 2(d) of Part II with respect to the offering is as follows:

              AGGREGATE OFFERING PRICE OF AMOUNT
              SOLD FOR THE ACCOUNT OF ISSUER              $66,850,000

              OFFERING EXPENSES:

              Underwriting discounts and commissions       $ 4,679,500
              Other expenses                                   432,000
                                                           -----------

              NET OFFERING PROCEEDS TO ISSUER              $61,738,500

              USE OF PROCEEDS:

              Property and equipment                       $   485,000
              Working capital                              $ 5,801,500
              Repayment of indebtedness (1)                $ 7,054,000
              Temporary investments:
                   Cash and cash equivalents               $30,654,000
                   Marketable securities                   $16,533,000
              Other purposes:
                   Payment of accrued dividends (2)        $ 1,211,000
                                                           -----------
              Total                                        $61,738,500
                                                           ===========

              NOTES
              -----

              (1) Payments were made to Sylvan Learning Systems, Inc., an affiliate of the issuer and the beneficial owner of ten percent (10%) or more of the issuer's issued and outstanding Common Stock and all of the issuer's issued and outstanding 6% Non-Voting Convertible Preferred Stock.

              (2) Payments were made to MCI Communications Corporation, an affiliate of the issuer and the beneficial owner of ten percent (10%) or more of the issuer's issued and outstanding Common Stock.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         As previously reported, by written consent dated April 6, 1998, in lieu of a special meeting, the stockholders of the Company unanimously ratified and approved the following matters:

         a) The adoption of the Articles of Amendment and Restatement, in the form of Exhibit 3.01 hereto, as and for the charter of the Company effective upon the consummation of the initial public offering of the Company.

         b) The amendment of the 1997 Stock Option Plan of the Company in the form of Exhibit 10.01(a) hereto, effective December 31, 1997, to increase the number of shares of Common Stock available for issuance thereunder to 1,227,400 shares.

         c) The termination of the 1997 Stock Option Plan (except with respect to grants made under the plan prior to February 17, 1998) and the adoption of the 1998 Stock Incentive Plan of the company, in the form of exhibit 10.01(b) hereto, effective as of February 17, 1998.

Item 5. Others Information
        ------------------

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



                                         CALIBER LEARNING NETWORK, INC.
                                         ------------------------------
                                         (Registrant)



Date: August 13, 1998                     /s/ Rick P. Frier
                                         -------------------
                                         Rick P. Frier
                                         Vice President and Chief Financial
                                         Officer (Principal
                                         Financial and Accounting Officer)