Form 10-Q/A
period 1998-06-30
CALIBER LEARNING NETWORK INC
filed 1998-08-17
CIK 1057187

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                              AMENDMENT NO. 1 TO

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended JUNE 30, 1998 or
                                       -------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from            to
                                                         --------      --------.

                     COMMISSION FILE NUMBER     0-22844
                                                -------


                        CALIBER LEARNING NETWORK, INC.
                        ------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            MARYLAND                               52-2001020
     ------------------------------              ------------------
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


    3600 CLIPPER MILL ROAD, SUITE 300, BALTIMORE, MARYLAND       21211
    ------------------------------------------------------       -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 843-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The registrant had 12,293,642 shares of Common Stock outstanding as of August 13, 1998.

                               EXPLANATORY NOTE


        This amended Form 10-Q is being filed by Caliber Learning Network, Inc. (the "Registrant") to correct a technology error on the part of the financial printer's EDGAR filing agent and not to amend the Registrant's financial statements. Such error resulted in pages from the Form 10-Q for Primus Telecommunications, Inc. ("Primus") being inadvertently filed as part of the Registrant's Form 10-Q. The original Form 10-Q filed by the Registrant was complete and the financial statements contained therein with respect to the Registrant were accurate in all respects; however, the Registrant believes an amended Form 10-Q is appropriate to remove all information concerning Primus and to create a consistent record.

                                    Index

                        CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 Balance sheets - December 31, 1997 and June 30, 1998                         4

 Statements of operations  Three months ended June 30, 1997 and
  1998; Six months ended June 30, 1997 and 1998; For the period
  from November 22, 1996 (inception) through June 30, 1998                    6

 Statements of cash flows - Six months ended June 30, 1997 and
  1998; For the period from November 22, 1996 (inception) through
  June 30, 1998                                                               7

  Notes to financial statements  June 30, 1998                                8

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                         14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes In Securities                                               17

Item 3.  Defaults upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   18

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

                                       4

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



                                         CALIBER LEARNING NETWORK, INC.
                                         ------------------------------
                                         (Registrant)



Date: August 17, 1998
                                         /s/ Rick P. Frier
                                         -------------------
                                         Rick P. Frier
                                         Vice President and Chief Financial
                                         Officer (Principal
                                         Financial and Accounting Officer)