Form 10-Q
period 1998-09-30
CALIBER LEARNING NETWORK INC
filed 1998-11-13
CIK 1057187

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended SEPTEMBER 30, 1998 or
                                       ------------------


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________.


                 COMMISSION FILE NUMBER       0-22844
                                              -------


                         CALIBER LEARNING NETWORK, INC.
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MARYLAND                                       52-2001020
-------------------------------                        ----------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


3600 CLIPPER MILL ROAD, SUITE 300, BALTIMORE, MARYLAND             21211
------------------------------------------------------           --------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 843-1000
                                                    ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

The registrant had 12,296,710 shares of Common Stock outstanding as of November 13, 1998.

                                     INDEX

                         CALIBER LEARNING NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)




                                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Balance sheets - December 31, 1997 and September 30, 1998                                        3

  Statements of operations -- Three months ended September 30, 1997 and 1998;
    Nine months ended September 30, 1997 and 1998; For the period from
    November 22, 1996 (inception) through September 30, 1998                                       5

  Statements of cash flows - Nine months ended September 30, 1997 and 1998;
    For the period from November 22, 1996 (inception) through September 30,
    1998                                                                                           6

  Notes to financial statements - September 30, 1998                                               7

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                           13


PART II.  OTHER INFORMATION                                                                       17

Item 1.  Legal Proceedings                                                                        17

Item 2.  Changes In Securities                                                                    17

Item 3.  Defaults upon Senior Securities                                                          17

Item 4.  Submission of Matters to a Vote of Security Holders                                      17

Item 5.  Other Information                                                                        18

Item 6.  Exhibits and Reports on Form 8-K                                                         18
SIGNATURES

PART I.  FINANCIAL INFORMATION


                         Caliber Learning Network, Inc.
                         (A Development Stage Company)
                                Balance Sheets

                                                                     December 31,     September 30,
                                                                         1997             1998
                                                                  ---------------------------------
                                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $  3,850,440     $ 29,733,694
     Available-for-sale securities                                               -       10,853,986
     Accounts receivable, less allowance of $150,000 in 1998                17,400        6,267,936
     Due from landlords for tenant allowances                            1,427,525          252,233
     Other receivables                                                     574,807          116,750
     Prepaid expenses                                                       25,066           75,839
                                                                  ---------------------------------
Total current assets                                                     5,895,238       47,300,438

Property and equipment
     Furniture and fixtures                                              1,271,930        2,876,279
     Computer equipment and software                                     2,723,993       10,994,892
     Leasehold improvements                                              4,727,830        9,753,743
                                                                  ---------------------------------
                                                                         8,723,753       23,624,914
     Accumulated depreciation and amortization                            (388,483)      (3,278,666)
                                                                  ---------------------------------
                                                                         8,335,270       20,346,248
Other assets                                                               279,881          383,238
                                                                  ---------------------------------
Total assets                                                          $ 14,510,389     $ 68,029,924
                                                                  =================================

                        Caliber Learning Network, Inc.
                         (A Development Stage Company)

                           Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                            $  2,065,436     $  6,517,338
     Borrowings from Sylvan                                              3,000,000                -
     Interest payable to Sylvan                                            301,784                -
     Accrued dividends payable                                             995,000           83,720
     Current portion of deferred tenant allowances                         208,014          362,370
     Current portion of capital lease obligations
        due to related party                                               615,895        3,094,929
                                                                     ------------------------------
Total current liabilities                                                7,186,129       10,058,357

Management fee payable to Sylvan                                         2,880,500          166,667
Deferred tenant allowances, less current portion                         1,226,935        1,686,378
Capital lease obligations due to related party,
     less current portion                                                3,417,181       10,359,354

8% Series A Redeemable Convertible Preferred Stock, $.01
     par value; 2,442,513 shares authorized, issued and
     outstanding in 1997, 0 in 1998                                     10,000,000                -

6% Series B Redeemable Junior Convertible Preferred Stock,
     $.01 par value; 1,227,393 shares authorized, issued and
     outstanding in 1997, 0 in 1998                                      1,300,000                -

Commitments and contingencies                                                    -                -

Stockholders' Equity (Deficit)
     6% Non-Voting Convertible Preferred Stock, $.01 par
          value; 5,167,328 shares authorized, issued and
          outstanding in 1998                                                    -           51,674
     Class A Common Stock, $.01 par value:
          Authorized shares -- 42,800,000; issued and
          outstanding shares of 3,829,986 in 1997, 0 in 1998                38,300                -
     Class B Common Stock, $.01 par value:
          Authorized, issued and outstanding shares --
          5,167,328 in 1997, 0 in 1998                                      51,674                -
     Common Stock, $.01 par value:
          Authorized shares -- 50,000,000 shares; issued and
          outstanding shares of 12,293,642 in 1998                               -          122,937
     Additional paid-in capital                                          9,975,334       82,799,605
     Subscription receivable                                            (5,364,358)               -
     Deficit accumulated during the development stage                  (16,201,306)     (37,215,048)
                                                                  ---------------------------------
Total stockholders' equity (deficit)                                   (11,500,356)      45,759,168
                                                                  ---------------------------------
Total liabilities and stockholders' equity (deficit)                  $ 14,510,389     $ 68,029,924
                                                                  =================================

See accompanying notes.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                      Statements of Operations (Unaudited)




                                                                                                                  For the period
                                                                                                                 November 22,1996
                                                     Three Months Ended                  Nine Months Ended     (inception) through
                                                        September 30,                       September 30,          September 30,
                                                     1997           1998               1997            1998            1998
                                               ---------------------------------------------------------------------------------
Service fee revenue                            $          -    $  5,271,009     $          -    $   9,504,227    $   9,504,227
Management fee from Sylvan                          400,279         427,500          714,113        1,282,500        2,481,793
                                               -------------------------------------------------------------------------------
                                                    400,279       5,698,509          714,113       10,786,727       11,986,020

Cost and expenses:
     Operating expenses                           1,636,175       9,298,161        2,845,921       22,948,743       30,082,487
     Management fees to Sylvan                      650,000         500,000        1,750,000        1,500,001        4,380,501
     Other selling, general and administrative
         expenses                                 2,478,572       2,079,719        5,011,529        7,016,720       13,552,866
                                               -------------------------------------------------------------------------------
                                                  4,764,747      11,877,880        9,607,450       31,465,464       48,015,854

Other income (expense):
     Interest income                                140,622         647,263          447,257        1,061,559        1,597,662
     Interest expense                               (93,249)       (312,315)        (181,784)      (1,097,155)      (1,488,467)
                                               -------------------------------------------------------------------------------
                                                     47,373         334,948          265,473          (35,596)         109,195
                                               -------------------------------------------------------------------------------
Net loss                                         (4,317,095)     (5,844,423)      (8,627,864)     (20,714,333)     (35,920,639)
Dividends accrued on redeemable preferred
     stock                                          199,000          15,000          597,000          299,409        1,294,409
                                               -------------------------------------------------------------------------------
Net loss attributable to common stockholders    $(4,516,095)    $(5,859,423)     $(9,224,864)    $(21,013,742)    $(37,215,048)
                                               ===============================================================================
Basic and diluted loss per common share
     attributable to common stockholders             $(0.50)         $(0.48)          $(1.04)          $(1.95)          $(3.86)
                                               ===================================================================================

See accompanying notes.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                      Statements of Cash Flows (Unaudited)


                                                                                                          For the period
                                                                                                          November 22,1996
                                                                                                        (inception) through
                                                                   Nine Months Ended September 30          September 30,
                                                                        1997             1998                  1998
                                                          -----------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             $(8,627,864)    $(20,714,333)        $(35,920,639)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                       123,356        2,890,183            3,278,666
     Non-cash compensation                                                66,668                -              115,000
     Negative amortization of capital lease obligations
          charged to interest expense                                          -          800,876              887,933
     Amortization of deferred tenant allowances recorded
          as a reduction of rent expense                                       -          (83,284)             (83,284)
     Changes in operating assets and liabilities:
          Accounts receivable                                         (1,550,109)      (6,250,536)          (6,189,936)
          Other receivables                                               28,000          (82,628)            (187,140)
          Prepaid expenses                                               (21,623)         (50,773)             (75,839)
          Accounts payable and accrued expenses related to
                operating expenses                                     1,552,280        4,261,626            5,253,159
          Management fee payable to Sylvan                             1,750,942       (2,713,833)             166,667
          Interest payable to Sylvan                                     181,783         (301,784)                   -
                                                          ------------------------------------------------------------
Net cash used in operating activities                                 (6,496,567)     (22,244,486)         (32,755,413)

INVESTING ACTIVITIES
Purchases of property and equipment                                   (3,340,358)      (5,398,514)          (9,643,216)
Purchase of available-for-sale securities                                      -      (10,853,986)         (10,853,986)
Proceeds from sale-leaseback of property and equipment                         -          540,685              540,685
Proceeds from deferred tenant allowances                                       -        1,872,375            1,872,375
Increase in other assets                                                (104,163)        (103,357)            (383,238)
                                                          ------------------------------------------------------------
Net cash used in investing activities                                 (3,444,521)     (13,942,797)         (18,467,380)

FINANCING ACTIVITIES
Initial issuance of stock for cash                                             -                -           13,000,000
Issuance of common stock in initial public offering,
     net of offering costs                                                     -       61,458,908           61,458,908
Borrowings from Sylvan                                                 1,787,200                -            3,000,000
Repayments to Sylvan                                                           -       (3,000,000)          (3,000,000)
Issuance of Class A common stock                                         275,371          150,000              400,308
Payment of subscription receivable                                     2,599,011        5,364,358            8,000,000
Payment of capital lease obligations                                           -         (692,044)            (692,044)
Payment of accrued dividends on preferred stock                                -       (1,210,685)          (1,210,685)
                                                          ------------------------------------------------------------
Net cash provided by financing activities                              4,661,582       62,070,537           80,956,487
                                                          ------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (5,279,506)      25,883,254           29,733,694
Cash and cash equivalents, beginning of period                        13,000,000        3,850,440                    -
                                                          ------------------------------------------------------------
Cash and cash equivalents, end of period                            $  7,720,494    $  29,733,694        $  29,733,694
                                                          ============================================================

See accompanying notes.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (Unaudited)

                               September 30, 1998



1. BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements for the year ended December 31, 1997 included in the Company's registration statement on Form S-1, File No. 333-47565, filed March 10, 1998, as amended (the "Registration Statement").

The Company, since inception, has devoted most of its efforts to raising capital, developing markets, recruiting and training personnel and establishing relationships with universities, corporations and suppliers. Accordingly, minimal revenue has been generated from planned principal operations, and the Company is considered a development stage company at September 30, 1998.

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)


2. LOSS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:


                                                                                                                    For the period
                                                                                                                   November 22,1996
                                                       Three Months Ended,                Nine Months Ended      (inception) through
                                                           September 30                     September 30             September 30,
                                                       1997            1998            1997             1998              1998
                                               ------------------------------------------------------------------------------------
Numerator:
     Net loss                                     $(4,317,095)    $(5,844,423)     $(8,627,864)    $(20,714,333)     $(35,920,639)
     Preferred stock dividends                       (199,000)        (15,000)        (597,000)        (299,409)       (1,294,409)
                                               -----------------------------------------------------------------------------------
                                                  $(4,516,095)    $(5,859,423)     $(9,224,864)    $(21,013,742)     $(37,215,048)

Denominator:
     Weighted average number of shares of
          common stock outstanding during the
          period                                    8,849,843      12,293,642        8,704,519       10,736,817         9,533,169
     Shares of common stock issued for a
         nominal value                                147,471               -          147,471           66,983           115,232
                                               -----------------------------------------------------------------------------------
Denominator for loss per share                      8,997,314      12,293,642        8,851,990       10,803,800         9,648,401

Loss per share                                    $     (0.50)    $     (0.48)     $     (1.04)    $      (1.95)     $      (3.86)


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

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)



3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                                 For the period
                                                                                                November 22,1996
                                                                                               (inception) through
                                                      Nine Months Ended September 30,              September 30,
                                                        1997                  1998                    1998
                                              --------------------------------------------      ------------------
Non-cash investing and financing
     activities:
Equipment acquired under capital lease                $1,247,267            $9,502,651             $13,448,671
Dividends accrued on Series A and 6% Non-
          Voting Convertible Preferred Stock             597,000               299,409              1,294,409


4.  CAPITAL LEASES


MCI Communications Corporation, a stockholder of the Company has agreed to provide an aggregate of $20.0 million in lease financing or lease guarantees for the purchase of furniture and equipment.

Property and equipment includes the following amounts for leases that have been capitalized at September 30, 1998:



Furniture and fixtures                                                       $   632,265
Computer equipment and software                                                9,478,003
Leasehold improvements                                                         3,338,403
                                                                             -----------
                                                                              13,448,671
Less:  accumulated amortization                                               (2,060,555)
                                                                             ------------
                                                                             $11,388,116
                                                                             ============


                         Caliber Learning Network, Inc.
                         (A Development Stage Company)

             Notes to Financial Statements (Unaudited) (Continued)


4.  CAPITAL LEASES (CONTINUED)

Amortization of leased assets is included in depreciation and amortization expense.

Future minimum payments under capital lease obligations consist of the following at September 30, 1998:

Through December 31, 1998                                $ 1,030,230
1999                                                       4,220,831
2000                                                       4,220,831
2001                                                       4,127,030
2002                                                       1,448,710
Thereafter                                                   926,763
                                                         -----------
Total minimum lease payments                              15,974,395
Amounts representing interest                             (2,520,112)
                                                         -----------
Present value of net minimum lease payments
 (including current portion of $3,094,929)               $13,454,283
                                                         ===========


5.  INITIAL PUBLIC OFFERING AND RECAPITALIZATION


On April 10, 1998, the Company declared a 1.2274-for-1 stock split of all classes of common and preferred stock outstanding. Accordingly, all share and per share data have been restated in the financial statements retroactively to reflect the stock split.

In May 1998, the Company completed an initial public offering of its Common Stock. The net proceeds to the Company from the sale of the 4,500,000 shares of Common Stock offered therein were approximately $57.9 million. Also during May 1998, the Underwriters of the initial public offering exercised their over-allotment option in full. The net proceeds to the Company from this sale of an additional 275,000 shares of its Common Stock were approximately $3.6 million.

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

Also in May 1998, the Company completed a recapitalization effective upon closing of the initial public offering referred to above. The Company's charter was amended to authorize a single class of Common Stock, $0.01 par value, for which all shares of Class A Common Stock were exchanged on a share-for-share basis, and a series of 6% Non-Voting Convertible Preferred Stock, for which all shares of Class B Common Stock were exchanged on a share-for-share basis.

Each share of the 6% Non-Voting Convertible Preferred Stock is convertible into one share of Common Stock at the option of the holder at any time after the two year anniversary of its issuance, subject to earlier rights of conversion under certain circumstances. Dividends of $60,000 per year are cumulative and are first payable in May 1999.

The following is a rollforward of stockholders' equity from January 1, 1998 to September 30, 1998:


                                                              6% Non-Voting    Class A    Class B
                                                               Convertible     Common     Common     Common      Additional
                                                             Preferred Stock    Stock      Stock      Stock    Paid In Capital
                                                             ---------------  ---------  ---------  ---------  ---------------
Balance at January 1, 1998                                       $     -      $ 38,300   $ 51,674    $      -      $ 9,975,334

Issuance of 18,750 shares of Class A Commons Stock                                 188                                 149,812
Conversion of 3,848,736 shares of Class A Common                               (38,488)                38,488
     Stock into 3,848,736 shares of Common Stock
Conversion of 5,167,328 shares of Class B Common                  51,674                  (51,674)
     Stock into 5,167,328 shares of 6% Non-Voting
     Convertible Preferred Stock
Conversion of 2,442,513 shares of Series B Redeemable                                                  24,425        9,975,575
     Convertible Preferred Stock into 2,442,513 shares of
     Common Stock
Conversion of 1,227,393 shares of Series B Redeemable                                                  12,274        1,287,726
     Junior Convertible Preferred Stock into 1,227,393
     shares of Common Stock
Payment of stock subscription
Issuance of 4,775,000 shares of Common Stock, net of                                                   47,750       61,411,158
     offering costs of $711,592
Net loss for nine month period ended September 30, 1998
Dividends accrued on 8% Series A Convertible
     Preferred Stock and 6% Non-Voting Convertible
     Preferred Stock
                                                           ---------------------------------------------------------------------
Balance at September 30, 1998                                    $51,674      $      -   $      -    $122,937      $82,799,605
                                                           =====================================================================


                                                                                    Deficit
                                                                                 Accumulated          Total
                                                               Subscription       During the      Stockholder's
                                                                Receivable    Development Stage       Equity
                                                               -------------  ------------------  --------------
Balance at January 1, 1998                                      $(5,364,358)      $(16,201,306)    $(11,500,356)

Issuance of 18,750 shares of Class A Commons Stock                                                      150,000
Conversion of 3,848,736 shares of Class A Common                                                              -
     Stock into 3,848,736 shares of Common Stock
Conversion of 5,167,328 shares of Class B Common                                                              -
     Stock into 5,167,328 shares of 6% Non-Voting
     Convertible Preferred Stock
Conversion of 2,442,513 shares of Series B Redeemable                                                10,000,000
     Convertible Preferred Stock into 2,442,513 shares of
     Common Stock
Conversion of 1,227,393 shares of Series B Redeemable                                                 1,300,000
     Junior Convertible Preferred Stock into 1,227,393
     shares of Common Stock
Payment of stock subscription                                     5,364,358                           5,364,358
Issuance of 4,775,000 shares of Common Stock, net of                                                 61,458,908
     offering costs of $711,592
Net loss for nine month period ended September 30, 1998                             (20,714,333)    (20,714,333)
Dividends accrued on 8% Series A Convertible                                           (299,409)       (299,409)
     Preferred Stock and 6% Non-Voting Convertible
     Preferred Stock
                                                           ----------------------------------------------------
Balance at September 30, 1998                                   $         -       $(37,215,048)    $ 45,759,168
                                                           ====================================================

                         Caliber Learning Network, Inc.
                         (A Development Stage Company)


             Notes to Financial Statements (Unaudited) (Continued)

6. INVESTMENTS

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

At September 30, 1998, available-for-sale securities consisted of commercial paper, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

7. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and available-for-sale securities. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At September 30, 1998, 72% of accounts receivable was due from three customers. These customers represented 30%, 19% and 2% of revenues for the three months ended September 30, 1998 and 21%, 19% and 13% of revenues for the nine months ended September 30, 1998.

The Company entered into a $2.7 million agreement with Macmillan Computer Publishing ("Macmillan") to provide software training through the year 2001. The agreement obligated Macmillan to develop and deliver a minimum number of courses during the first nine months of the contract term. Macmillan has notified the Company of its decision to discontinue software training initiatives under the agreement and is currently contesting payment of all amounts invoiced under the agreement. Management is unable to predict the outcome of this matter but believes its ultimate resolution will not have a material adverse effect on the Company's financial position.

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

OVERVIEW

Since its organization in November 1996, the Company has devoted substantially all of its efforts to raising capital, developing the Caliber network, recruiting and training personnel and establishing relationships with universities, corporations and suppliers (see financial notes for major customers). The Company has incurred cumulative net losses since its inception and expects to incur additional losses for at least the next year, due primarily to additional start-up costs related to the expansion of the Caliber network and costs associated with the development and marketing of products and services. The Company expects that losses will fluctuate from quarter to quarter and that the fluctuations may be substantial. As of September 30, 1998, the Company had accumulated net losses of $35.9 million.

RESULTS OF OPERATIONS

Since inception, the Company has generated $12.0 million of revenue. A total of $8.4 million of revenue, all of which was generated in the first three quarters of 1998, resulted primarily from the Company's agreements to provide corporate training programs and academic programs through its satellite-linked network of campuses. To date, the Company has recognized $2.0 million from Macmillan Computer Publishing. The remaining $3.6 million consisted of $1.1 million of revenue from the Company's Training Services business and $2.5 million of revenue from the Testing Center Management and CBT Services Agreement with Sylvan. Under this agreement, Caliber manages 28 Sylvan Technology Centers ("STCs") that may be converted to Caliber Campuses in the future. The Company receives a fixed fee per month to manage these centers, a fee per test delivered above a specified number of tests and 50% of any profits to Sylvan from Sylvan's digital fingerprinting joint venture with Identix Corporation. Caliber pays all operating expenses for these 28 centers. Since inception, operating expenses exceeded the revenue received from Sylvan for Caliber's management of the 28 centers.

Since inception, the Company has incurred $30.1 million of operating expenses. Operating expenses include costs associated with the following: the opening of 41 Caliber Campuses in 1997 and 1998, 28 STCs managed by Caliber and costs associated with the development and marketing of products and services.

Since inception, the Company has incurred $4.4 million in management fees payable to Sylvan for office space and management, administrative, legal, accounting and financial services provided by Sylvan under a Management Agreement between Sylvan and the Company.

Since inception, the Company has incurred $13.6 million of other selling, general and administrative expenses. As of September 30, 1998, the Company employed 74 management, sales and administrative personnel, which has increased from 14 at March 31, 1997. Since inception, the Company has incurred approximately $1.1 million of non-recurring expenses related to executive recruiting and relocation.

Since inception, the Company has realized net interest income of $0.1 million. The Company generated $1.6 million of interest income from the temporary investment of cash received from its initial capitalization and from the proceeds of its initial public offering that was completed in the second quarter of 1998. Interest expense of $1.5 million has resulted from interest on capital lease obligations, borrowings on the $3.0 million loan from Sylvan, and interest accrued on the unpaid management fee payable to Sylvan. The loan and unpaid management fee to Sylvan through April 1998 were paid during the second quarter of 1998 concurrent with the company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has used $ 32.8 million of cash in operating activities and $18.5 million for investing activities, consisting principally of developing and implementing the Caliber network and the acquisition of property and equipment. These cash needs have been primarily financed through the initial capitalization of $13.0 million, the Sylvan loan of $3.0 million, a subscription receivable from Sylvan of $8.0 million and the proceeds from the Company's initial public offering in May 1998 of $61.5 million. As of September 30, 1998, the Company had cash and available-for-sale securities of $40.6 million and $6.6 million available under the $20.0 million Lease and Guarantee Commitment from MCI Communications Corporation, one of the Company's stockholders. The Company believes that these resources will be sufficient capital for implementation of the Caliber network and to fund negative cash flow through at least 1999. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow and expected capital expenditures through 1999. The Company may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

YEAR 2000 COMPLIANCE

The year 2000 (Y2K) issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Absent corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Caliber has put in place a corporate wide Year 2000 task force with representatives from all departments. This task force has conducted a comprehensive review of Cailber's systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve them. The process involves five phases:

Phase I Inventory and Data Collection. This phase involves conducting a comprehensive inventory of its information systems which includes but is not limited to data communications systems, computer hardware, software and networks and building infrastructure such as HVAC, elevators and security systems.
The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance testing before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and this phase is now 95% complete.

Phase II Assessment / Date Impact. In this phase, systems identified during the inventory phase are reviewed to determine what impact, if any, the year 2000 has on the operation of these systems. This phase also identifies the effects of the year 2000 being a leap year. This phase is now 95% complete.

Phase III Remediation. This phase involves modifying, replacing or upgrading the systems that have failed during the assessment phase. The Company expects to complete this phase by the middle of the first quarter of 1999. This phase is now 50% complete.

Phase IV Testing. This phase involves review of all systems for compliance and re-testing as necessary. The Company expects to complete this phase by the end of the first quarter of 1999. This phase is now 50% complete.

Phase V Implementation. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 complaint. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 50% complete.

Currently, the Company believes that its major systems are substantially Year 2000 compliant. This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any material non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Y2K process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received. To date, the Company is not aware of any Year 2000 non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which will include the development of one or more contingency plans by the third quarter of 1999.

Part II Other Information

Item 1.   Legal Proceedings
          -----------------

          The Company is not a party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          (a) - (c)  None.

          (d) The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. From the effective date of the registration statement to September 30, 1998, the Company's use of net proceeds from the offering of securities covered thereby was as follows:

               NET OFFERING PROCEEDS TO ISSUER                     $61,458,500

               USE OF PROCEEDS:

               Plant, building and facilities                      $ 1,975,000
               Working capital                                     $10,630,500
               Repayment of indebtedness (1)                        $7,054,000
               Temporary investments:
                    Cash and cash equivalents                      $29,734,000
                    Marketable securities                          $10,854,000

               Other expenses:
                    Payment of accrued dividends (2)               $ 1,211,000
                                                                   -----------

               Total                                               $61,458,500


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

         None.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits.
             --------

             3.01      Articles of Amendment and Restatement of the Charter*

             3.02      Bylaws *

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


                                  CALIBER LEARNING NETWORK, INC.
                                  ------------------------------
                                         (Registrant)


Date: November 13, 1998           /s/ Rick P. Frier
                                  -------------------
                                  Rick P. Frier
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)