Form 10-K
period 1998-12-31
CALIBER LEARNING NETWORK INC
filed 1999-03-31
CIK 1057187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
              EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
                                        OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                          .

                         COMMISSION FILE NUMBER 0-22844

                            ------------------------

                         CALIBER LEARNING NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                        52-2001020
 (State or other jurisdiction of incorporation                  (I.R.S. Employer
               or organization)                                Identification No.)

      3600 CLIPPER MILL ROAD, SUITE 300,                              21211
              BALTIMORE, MARYLAND                                  (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (410) 843-1000

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              Title of each class                   Name of each exchange on which Registered
-----------------------------------------------  -----------------------------------------------
         COMMON STOCK, PAR VALUE $.01                                NASDAQ

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $15,921,774 as of March 23, 1999.

    The registrant had 12,303,285 shares of Common Stock outstanding as of March 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in Caliber Learning Network, Inc.'s definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 1999, is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                         -------------

PART I.

   Item 1.  Business...................................................................................            3
   Item 2.  Properties.................................................................................           13
   Item 3.  Legal Proceedings..........................................................................           13
   Item 4.  Submission of Matters to a Vote of Security Holders........................................           14

PART II.

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................           15
   Item 6.  Selected Financial Data....................................................................           15
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......           17
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................................           21
   Item 8.  Financial Statements and Supplementary Data................................................           21
   Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......           21

PART III.

Items 10.,  are incorporated by reference from Caliber Learning Network, Inc.'s definitive Proxy
  11., 12.    Statement which will be filed with the Securities and Exchange Commission, pursuant to
   and 13.    Regulation 14A, no later than April 30, 1999.............................................           22

PART IV.

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................           22

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

    Caliber Learning Network, Inc. (the "Company" or "Caliber") owns and operates a state-of-the-art distance learning network designed to deliver post-secondary education and training for prominent universities, major corporations, and working adults. The Company has three principal lines of business: Academic Services, which primarily distributes executive education, management training, and graduate coursework to working adults in alliance with prominent universities; Corporate Services, through which the Company makes its network and related services available to corporations to provide nationwide distribution of corporate communications and professional development and training programs; and Other Products and Services, including a variety of center-based training solutions, classroom rental, computer-based test administration, and other non-network services.

    Caliber was incorporated in March 1996 under the laws of the state of Maryland. The Company was organized as a joint initiative of Sylvan Learning Systems, Inc. ("Sylvan") and MCI Communications Corporation ("MCI"), bringing together the educational services expertise of Sylvan and the telecommunications and technology expertise of MCI. The Company completed its initial public offering of common stock in May 1998.

INDUSTRY OVERVIEW

    Expenditures in the post-secondary education market were approximately $220 billion in 1996-1997, compared to approximately $135 billion in 1989-1990. Corporations budgeted approximately $60 billion in 1996 to provide training for their employees, compared to $46 billion in 1990. The Company believes that an increasing need for technical skills in the workforce is the primary reason for growth in the training market. Corporations also spend significant amounts each year on corporate communications programs, such as product introductions and customer training. The U.S. Department of Education predicts that by the year 2000, approximately 85% of all U.S. jobs will require post-secondary education or equivalent skills training.

    LIFELONG LEARNING PROGRAMS. "Lifelong learning" refers to programs directed primarily toward working adults. Increasing numbers of working adults have concluded that graduate level education is necessary for career advancement. The Company believes working adults generally prefer to obtain this education from prominent universities because the prestige of these universities increases the value of the credentials earned. Practical constraints, however, often force working adults to choose local universities or conventional distance learning rather than attend prominent institutions farther from home.

    Most universities currently use a traditional learning method characterized by (i) on-campus classroom instruction, (ii) semester-long courses and (iii) weekday course offerings. Universities prefer the classroom environment because of its live, interactive nature. Universities generally believe the traditional classroom model is needed to maintain consistent, high quality instruction and admissions standards. Some universities wish to serve the growing population of working adults but the physical location and limited capacity of their campuses and faculty limits their ability to teach more students in the conventional manner. At the same time, many universities have been slow to embrace distance education, believing that conventional distance learning methods compromise the quality of their instruction and the integrity of the institution's credentials. According to the National Center for Education Statistics, those traditional higher education institutions that are interested in distance education have been reluctant to offer these programs because of program development and equipment costs and limited technological infrastructure.

    Working adults with post-graduate educational needs have thus traditionally been limited to local two-year and four-year colleges and conventional distance learning methods, such as printed course materials, videotaped presentations, and one-way broadcast instruction. The latter methods address the problems of time and location but does not provide the benefits of traditional classroom learning. In recent years, for-profit educational organizations, such as Apollo Group's University of Phoenix, Strayer University and DeVry's Keller School of Management, have succeeded by focusing on the practical needs of working adults, offering job-related courses in a classroom environment at convenient times and locations; however, both the quality of instruction and the credentials offered by these for-profit organizations may have less perceived value than those obtained from prominent universities.

    CORPORATE COMMUNICATIONS AND TRAINING. Corporations are spending increasing amounts on communicating with and training their employees, dealers and customers. Transporting corporate trainers to remote offices or transporting employees, dealers or customers to central training facilities is costly, time consuming, and difficult to coordinate. The corporate trainer is typically an intermediary between the expert and the employees, which may lower the quality of the training. In addition, the shortage of qualified training personnel causes many businesses to be unable to produce effective training programs. Communications technology can enhance the quality and reduce the cost of corporate training programs; however, most businesses do not have the in-house expertise or infrastructure to establish their own technology-based distance learning programs.

THE CALIBER LEARNING SOLUTION

    The Caliber Learning Network was designed to combine the best elements of the traditional classroom with the convenience of distance learning. Caliber Learning Campuses feature professional classrooms, on-site facilitators, state-of-the-art satellite transmission, videoconferencing, wide-area network ("WAN") computing and Internet technologies. These features give working adults access to live, expert instruction, real-time two-way interactivity with the instructor, and the ability to collaborate with other course participants. In addition, Caliber integrates personal computing and the Internet to enhance student-teacher interactivity and to extend the learning experience beyond the classroom.

    Caliber addresses the practical constraints of working adults by providing high quality courses from prominent universities and professional development and training programs at convenient times and locations; enables prominent universities to extend the market for their educational products without sacrificing academic control or high-quality instruction; and permits corporations to distribute communications and training rapidly and effectively through a single expert addressing its workforce, customers, and/or dealers across the country at the same time. Caliber believes it is well positioned to manage collaboration between universities and corporations to produce customized professional development and training programs. Gaining control of the content and quality of their professional development and training programs will improve corporations' return on their tuition reimbursement plans and training expenditures.

THE CALIBER LEARNING NETWORK

    The Caliber Learning Network is a network of interactive, state-of-the-art classroom facilities linked to specially equipped production studios and to each other by satellite transmission, videoconferencing, WAN computing and Internet technologies. As of March 1999, the Company had 42 Caliber Learning Campuses open in 40 markets throughout the United States. Campuses are located in upscale commercial properties or upscale suburban malls. These locations provide students with secure evening and weekend access and ample parking. Most Campuses have three classrooms which can be configured into one large room by retracting movable, soundproof walls. This flexibility gives Caliber the ability to serve large or small groups and to designate a space which is physically and economically appropriate for the size of the group. The average classroom can seat up to 24 students and has 12 multi-media computers embedded into the workstations. Each Campus also has a multi-purpose office center and videoconferencing room. At the front of each classroom is a large rear-screen projection television, which enables each student to have an unobstructed view of the presentation.

    THE CALIBER LEARNING EXPERIENCE. In a typical program, a Caliber-trained facilitator greets students entering a Caliber Learning Campus and directs the students to their appropriate classrooms. In each classroom, the facilitator distributes course materials to the students and familiarizes them with the facilities, including the PCs embedded in their workstations, before instruction begins. The class instructor is located at a remote production studio, together with one or more teaching assistants, and a Caliber studio technical coordinator, who is trained to operate the various technologies. Teaching assistants can also be located at any Caliber Learning Campus. The instructor stands or sits in front of a large color monitor in the studio which always displays the videoconference image of one classroom. The technical coordinator typically sits just off-camera in the studio, and helps the instructor coordinate transmission of the instruction and presentation materials to the desktop. The technical coordinator manages the communications technologies so that students in all Caliber Learning Campuses can interact with the instructor and teaching assistants throughout the presentation. The technical coordinator allows the instructor to focus on the teaching. When the instructor begins, the studio transmits the satellite image of the instructor to the classrooms participating in the program. Students view the instructor on a large rear-screen projection television located at the front of each classroom. Instructional graphics may be delivered either to the PC desktop or to the large screen television. In either case, they are synchronized with the instructional delivery.

    At any time during the broadcast, the instructor can interact with a classroom using videoconferencing so that the instructor can see and talk directly to students in that classroom while students in other classrooms view the exchange. Students can also interact with the instructor or teaching assistants by sending questions to the studio through their PCs. The teaching assistants read the questions and type and send responses immediately to the students' PCs. They may choose to forward frequently asked questions to the instructor so the instructor can address those questions to all locations simultaneously. They may also choose to forward pertinent question-and-answers to a list of Previously Asked Questions available to all students. Students can communicate with others in their classroom and students in other classrooms through their PCs during or after the instructor's presentation. Between classes, students can typically access the course's own web page to review course materials and a log of frequently-asked questions.

    CALIBER BROADCAST ORIGINATION. Programming over the Caliber Learning Network can originate from any location with appropriate ISDN connectivity and access to a satellite signal "backhaul" connecting the studio to Caliber's contracted uplink facility in Raleigh, North Carolina. Caliber typically originates from television broadcast studios for better quality audio and video signals; however, any production studio with dedicated ISDN and backhaul can be used for origination once Caliber's proprietary Broadcast Origination Support System has been installed. This system has been designed for easy integration with standard production studio equipment. It can be packed, shipped and installed in less than a day, allowing Caliber to originate programming from locations convenient to clients. In 1998, Caliber originated programs from ten different studios in eight cities across the country.

ACADEMIC SERVICES

    Through its Academic Services division, Caliber distributes lifelong learning programs to working adults through alliances with prominent universities. Caliber's content strategy is to focus on fields characterized by
(i) large, dispersed and changing professional populations; (ii) rapid changes in subject matter; and (iii) requirements for continuing education or professional development. Caliber has focused initially on establishing alliances with universities having national reputations in the fields of health care, management development, information technology/engineering, and education. Caliber offers universities the facilities and marketing expertise to distribute course content to a large number of working adults without sacrificing academic control.

    Caliber currently has program development agreements with The Johns Hopkins University; the University of Pennsylvania's Wharton School; Teachers College at Columbia University; and the Marshall School of Business at the University of Southern California. Under these agreements, the university is responsible for providing course content and instruction. Caliber is responsible for programming and production services and providing the network infrastructure for delivery of the courses. Caliber assists faculty members in adapting course content into effective presentations which take full advantage of Caliber's interactive delivery capabilities. Caliber is primarily responsible for marketing the programs. New and untested programs are generally subject to a market feasibility study prior to launch. Revenues from academic programs are generally applied first to reimburse the parties for their respective expenses, with any remaining revenues being distributed according to mutually agreed upon percentages.

    During 1998, Caliber devoted the resources of its Academic Services division to launching its first academic programs and to establishing new relationships with prominent universities. While enrollments in the limited number of current programs have thus far been below expectations, the Company is using this valuable experience to further refine its approach to the academic market. Programs that do not result in college credit are in many cases not pre-approved for corporate tuition reimbursement. The market for non-credit programs may therefore be narrower than would otherwise be the case, and a longer sales cycle may be involved. The Company's experience also suggests that for-credit courses may be more attractive if they are part of a full suite of distance learning courses leading to a graduate degree. As a result, Caliber is focusing its resources on university programs resulting in transferable credit or full degrees and/or tailored to the needs of specific corporations and industry groups. Pre-launch market-feasibility studies are an integral part of Caliber's market-focused and product-driven approach to new university alliances.

    THE JOHNS HOPKINS UNIVERSITY. Under a five-year agreement with Caliber expiring in January 2003, The Johns Hopkins School of Medicine and School of Continuing Studies is currently offering through Caliber a four-course program known as the "Hopkins Business of Medicine" program. This program is a distance learning version of a popular program Johns Hopkins has offered for some time in a traditional classroom setting on the campus of its medical school. The Hopkins Business of Medicine program teaches doctors the fundamental business skills needed to manage their practices effectively in the current managed care environment. The program consists of a cohort of four courses, each delivered over a ten-week period. The courses are Managed Care: Perspectives and Practices; Accounting for Decision-Making in Medicine; Managerial Finance for Medical Services; and Leadership and Organizational Behavior in Medical Settings. Doctors who complete the program receive 12 graduate credits and a graduate certificate from Johns Hopkins in addition to 120 Category 1 Continuing Medical Education (CME) credits.

    Johns Hopkins began delivering the Hopkins Business of Medicine program in April 1998. A second offering of the program began in September 1998. Participants have been drawn from 28 markets. The parties anticipate delivering a third offering of the program beginning in September 1999.

    THE WHARTON SCHOOL. In addition to its traditional degree programs, the Wharton School also offers non-degree courses targeted toward business executives. Under a five-year agreement with Caliber expiring March 2003, the Wharton School is currently delivering through Caliber distance learning courses under a program known as Wharton Direct. Wharton Direct is a series of non-credit courses targeted toward business executives, each focusing on a different business process. Currently, there are four courses being offered under Wharton Direct: Building a Business Case; Using Financial Statements; Managing the Workplace; and Global Marketplace: People, Teamwork, and Leadership.

    The first course in the Wharton Direct series, Building a Business Case, was offered twice during 1998, in September and November. Participants were drawn from 28 markets. The parties anticipate delivering the first offerings of Using Financial Statements and Managing the Workplace, respectively, by the end of the second quarter of 1999.

    TEACHERS COLLEGE, COLUMBIA UNIVERSITY. Under a five-year agreement expiring in July 2003, Caliber and Teachers College are studying the market feasibility of various programs for post-graduate teacher education. The parties are currently focusing on a certificate program in technology leadership, including instruction on software, multimedia and other information technology, and the uses of such technology to design effective curricula. The proposed program would consist of five three-credit-hour courses, three core and two elective courses, for which students would earn 15 credits. Absent corporate sponsorship or other outside funding, it is unclear whether market demographics will support the program at current proposed tuition levels.

    THE MARSHALL SCHOOL OF BUSINESS, UNIVERSITY OF SOUTHERN CALIFORNIA. In March 1999, Caliber signed a seven-year program development agreement with the University of Southern California's Marshall School of Business. Under the agreement, the parties are currently studying the market feasibility of a masters degree program in accountancy, a masters degree program in business administration, and various executive education programs.

    FUTURE UNIVERSITY PROGRAMS. The Company intends to continue to pursue alliances with universities in areas where there is significant demand among working adults interested in advancing their careers and maintaining their professional certifications or licensure. Caliber is currently in advanced discussions with several prominent universities interested in forming alliances to deliver graduate-level courses in such disciplines as hotel management, E-commerce, nursing, public health, accounting, international relations, the management of technology, international business, and software development.

    YEAR 2000 PROGRAMS. As part of its package of Academic Services, Caliber has developed instructional courses for training information technology personnel to identify and solve technical problems with computer operating systems associated with the Year 2000. Caliber's Year 2000 training may be delivered remotely by means of the Caliber Learning Network or in a conventional manner using live classroom instruction. Under an agreement entered into in February 1999, the Automotive Industry Action Group has retained Caliber to deliver Caliber's one-day Business Contingency Planning course on an as-needed basis through March 2000. Under an agreement with the University System of Maryland ("USM") expiring December 2003, Caliber has agreed to provide Year 2000 training on behalf of USM in connection with the Chancellor's Year 2000 Fellowship Initiative.

CORPORATE SERVICES

    Caliber's corporate services include providing the network infrastructure and related delivery services for corporate communications and training as well as pre-event programming and production services to assist corporations in reformatting traditional classroom-based programs for network delivery to take full advantage of Caliber's telecommunications and computing technologies. Clients provide underlying program content. In the future, Caliber hopes to use its developing relationships with prominent universities to enhance collaboration between corporations and universities to develop high quality, effective professional development programs with content specifically tailored to the corporations' needs.

    Under its standard program delivery agreement, Caliber charges a nonrefundable pre-event programming and production fee for course conversion, production and other services in advance of the program, and a network usage fee for actual satellite time and use of the network infrastructure. Caliber encourages clients to commit to multiple programs. Under Caliber's pilot-plus agreement, first-time clients can commit to multiple programs but retain the right to exit the agreement after one or more pilot programs if the client is dissatisfied for any reason with network performance.

    Caliber is aggressively marketing the Caliber Learning Network to Fortune 1000 corporations as a solution to their corporate communications, professional development and training needs. The Company's first network event took place February 5, 1998. Since that time, during 1998, the Company delivered programs to 18 different corporate clients on a wide variety of subjects, including:

    - Reseller sales certification, new product launch and internal training for Compaq Computer Corporation.

    - Custom training for Deloitte & Touche, LLP tax professionals.

    - Live, interactive sessions for investment professionals affiliated with Fidelity Investments, Inc.

    - A national forum on educational software solutions from Microsoft Corporation.

    - Financial consultant training for Salomon Smith Barney, Inc.

    In February 1999, Primedia Workplace Learning, Inc., a division of Primedia Inc. and the successor to Westcott Communications, announced the discontinuance its IDTN line of corporate distance learning services. IDTN had been a competitor of Caliber in the corporate arena. Primedia has agreed to assist Caliber in the conversion of IDTN accounts to Caliber in exchange for certain commissions on converted IDTN business. As a result, the Company has initiated high-level sales contacts with former Primedia clients.

    During 1998, Caliber delivered the initial program in its planned "IT Insight" series, a series of monthly technical seminars open to the public on new Microsoft products and other leading software products. The initial program consisted of a technical briefing on a specialized Microsoft programming language. Based on the results of this program, Caliber made the strategic decision to discontinue further development and deployment of IT Insight at the this stage in the Company's development. The Company believes its resources are better focused at this time on its core business of delivering high-quality custom programs for corporations with specialized training and communications needs.

    The Company's Corporate Services business was adversely affected in 1998 by Macmillan Computer Publishing USA's decision to discontinue software training initiatives under a three-year contract with Caliber to distribute, through the Caliber Learning Network, training courses on widely-used software application programs. Caliber believes the sale of Macmillan in 1998 to the British media group Pearsons PLC contributed to Macmillan's decision. The Macmillan contract is the subject of an ongoing legal dispute between the parties. See Part I, Item 3, "Legal Proceedings".

OTHER PRODUCTS AND SERVICES

    Caliber's Other Products and Services comprise, principally, training services and test administration services, as well as a developing portfolio of non-network solutions designed to maximize the revenue generating capabilities of the Caliber Learning Network and achieve the fullest possible utilization of Caliber's infrastructure and personnel.

    TRAINING SERVICES. Under its Training Services line of business, Caliber rents classroom facilities on a daily basis to corporations and national training organizations for local, non-network events. Training Services clients use Caliber's classroom facilities but not the satellite broadcast infrastructure or WAN inter-connectivity of the Caliber Learning Network as a whole. Caliber's high-end, nationally uniform, PC- and LAN-equipped classrooms eliminate the need of corporations and training organizations to rent local conference rooms on an ad-hoc basis and to ship PC equipment around the country to support local events. For the client, these efficiencies result in reduced logistical requirements, lower cost, and greater consistency across events for the client's end-users.

    During 1998, over 25,000 trainees participated in Training Services events, primarily for software training. Representative clients included Fannie Mae, which provided training on its Desktop Originator-Registered Trademark- and Desktop Underwriter-Registered Trademark- software, and SPSS, Inc., which provided training on software applications relating to statistical analysis and market segmentation techniques.

    TEST ADMINISTRATION SERVICES. Under a Testing Center Management and CBT Services Agreement between Caliber and Sylvan, (the "CBT Services Agreement") Caliber has assumed management and responsibility for all obligations and operations of certain Sylvan Testing Centers ("STCs") and to deliver computer-based testing services on behalf of Sylvan at those STCs through December 31, 2000. These facilities may be converted into classrooms capable of receiving Caliber programs. The Company receives a fixed amount per month to manage these STCs and an additional fee per test delivered above a specified number of tests. Separately, the Company receives 50% of the earnings from Sylvan's digital fingerprint joint venture with Identix Corporation.

CALIBER TECHNOLOGY

    The Caliber Learning Network features select telecommunication and computing technologies, such as digital satellite broadcasting, PCs with Pentium-Registered Trademark-processors, Internet and intranet technologies and room-based videoconferencing. The Caliber Learning Network is a PC-based, open architecture network, composed of state-of-the-art components which can be replaced or upgraded without redesigning the network.

    MCI NETWORK MANAGEMENT AGREEMENT. At its inception, Caliber decided to seek a strategic partner to whom it could outsource the design, supply and support of the infrastructure of the Caliber Learning Network. Accordingly, in July 1997, Caliber entered into a four-year Enterprise Management Agreement with MCI Systemhouse. Under this agreement, MCI Systemhouse agreed to design the network's infrastructure and supply and support the infrastructure's components (other than the satellite system), including the Caliber Data Center, and Caliber agreed to purchase all of these components through MCI Systemhouse. Support services include individual component maintenance, network fault and performance monitoring and help desk services.

    STUDIO TECHNOLOGY. University professors and training instructors broadcast from production studios that Caliber has leased and upgraded with the Company-designed Broadcast Origination Support System ("BOSS") as well as other telecommunications technology. The broadcast team consists of the Caliber technical coordinator, the instructor and one or more teaching assistants, and a studio crew. The team uses the BOSS system to coordinate the broadcast of the presentation by satellite to Caliber Campuses and to facilitate interaction with students in all locations during and after the presentation through two-way video conferencing and Internet interfaces. The Caliber Learning Network uses digital satellite technology to deliver broadcast-quality video and audio. The BOSS system consists of advanced PCs and video conferencing units configured in a local area network ("LAN"). A WAN connection links the BOSS system to the Caliber Data Center. The video conferencing units use two-way video and audio signals, enabling an instructor to see and talk with students at any Caliber Campus while broadcasting the conversation to all other Campuses. The PC interfaces are part of a proprietary software system call the Caliber Online Response Environment ("CORE"). CORE enables the instructor to present visual aids, such as PowerPoint-TM- slides simultaneously on all classroom PCs or the large classroom screens. Through CORE, the instructor can ask students written questions through their PCs, students can answer through their PCs and answers can be immediately tabulated and presented both to the instructor and the students. The CORE system's PC interface also allows the instructor to track all questions that have been asked during the course. The CORE system's Internet interface enables the instructor and students to communicate asynchronously beyond the classroom, by asking questions, reviewing notes, distributing assignments and reprinting the text of presentations for students who have missed a class.

    DATA CENTER. The Caliber Data Center consists of multiple PC file servers, WAN equipment and high-speed data communications lines. Caliber uses a high-end PC file server as the production control server for the intranet application that controls all interactions during a course. The Data Center hosts PC Web servers to provide participants access to course materials and learning activities from outside Campuses.

    CAMPUS TECHNOLOGY. Each Caliber Learning Campus is equipped with telecommunications equipment and computing technology. Principal components include satellite dishes, control PCs linked to the Caliber intranet, videoconferencing units, a computer-controlled audio/video projection and lighting system, desktop PCs configured to the Internet and Caliber's proprietary classroom instruction software system. Each classroom contains PCs with Pentium-Registered Trademark- processors and a local web server connected to a

Microsoft NT LAN and linked to the Caliber Data Center via a dedicated 56 kilobit frame relay line. Each classroom has a videoconferencing unit linked to each Caliber studio and a large rear-screen projection TV through which the course is delivered. Caliber's classroom instruction software system allows students, through their PCs, to review course materials, chat via e-mail with students at other sites, ask and respond to questions from the instructor, take notes, review frequently asked questions, receive individualized instruction from teaching assistants and run other software applications.

    PROPRIETARY SOFTWARE. Caliber developed its own intranet and Internet software and the CORE application to control and deliver its distance learning courses. In addition to the normal "pull" functionality of Internet applications, CORE adds a series of "push" functions that allow instructors to control the activities of participants. Caliber has designed its system to allow instructors to deliver an activity to the students' workstations within five seconds. Caliber has tested its application and believes that this level of performance can be achieved with up to 5,000 workstations in over 100 Campuses within the Caliber intranet.

    CORE has a subset of the major functions used for asynchronous distance learning. Caliber intends to extend the Internet functions of its software to include the major functions of most asynchronous distance learning tools to be able to fully support participants both when they are in the Campuses and when they are between sessions. Caliber's intent is to extend and maintain its software internally.

MARKETING AND SALES

    Caliber's principal marketing strategy is to establish long-term strategic alliances with prominent universities and with major corporations.

    ALLIANCES WITH PROMINENT UNIVERSITIES. Caliber's strategy is to establish long term contractual relationships with prominent universities, institutions and other specialized content providers. Caliber's Vice President of Academic Services and the content acquisitions team is responsible for the partner selection and negotiations process. Universities or specific colleges with academic leadership in a specific discipline are identified and approached by the team. Negotiations typically begin at the provost or dean level or through a centralized office of distance learning.

    Caliber's standard university contract contains a feasibility study process for each potential program which allows for study of the target market and financial viability of the program. Once a specific program has been identified and worked through the feasibility process, it is then marketed and launched regionally or nationally.

    ALLIANCES WITH CORPORATIONS. Caliber's initial marketing focus is on Fortune 1000 companies in the professional services, financial services, IT/engineering and pharmaceutical industries because these companies tend to have (i) geographically dispersed employees, dealers and customers, (ii) significant training requirements and (iii) the need for rapid dissemination of information. Caliber targets senior management and others with responsibility for professional development and training. Caliber uses a consultative direct sales approach, believing that the Caliber network can be a solution to a corporation's training and communications needs only after Caliber has assessed those needs.

    MARKETING AND SALES TO WORKING ADULTS. Caliber assumes primary responsibility for marketing university programs to working adults. Caliber builds program awareness through targeted direct mail, direct response advertising, direct sales, public relations, outbound telemarketing and web-based marketing. Caliber uses affinity marketing to members of professional associations within its target industries. Caliber markets across its business lines to leverage individual and corporate relationships into multi-faceted opportunities.

    MARKETING AND SALES PERSONNEL. Caliber currently has 55 employees and representatives dedicated to sales and marketing, more than double the resources of a year ago. Caliber established a telemarketing operation in March 1998 that now consists of 20 sales representatives as well as customer service and system administration personnel. Telemarketing representatives are responsible for outbound telemarketing and for the enrollment of individuals who respond to Caliber's direct marketing campaigns.

EMPLOYEES

    The Company's staff includes technical integration personnel responsible for maintaining and extending the Company's network; instructional design and video production personnel; sales and marketing staff; and on-site facilitators who assist in the delivery of courses at Caliber Learning Campuses. Each Caliber Learning Campus is staffed by several facilitators. Caliber has a regional management staff that recruits and trains Campus facilitators. As of March 1999, Caliber had 192 full-time employees and 78 full-time and part-time facilitators. The Company considers its relationship with its employees to be good.

COMPETITION

    The Company believes its principal competitors are prominent universities located in the markets served by Caliber Learning Campuses; two-year and four-year colleges which have their own continuing education and graduate level programs in localities served by Caliber; and for-profit educational organizations, such as the Apollo Group's University of Phoenix, Strayer University and DeVry's Keller School of Management, that provide lifelong learning programs targeted to working adults using live classroom instruction. Caliber may also compete with distance learning companies that offer self-paced correspondence courses, videos, audiocassettes, and CD-ROM and Internet-based instruction. If the Caliber distance learning concept proves successful, Caliber expects other competitors to enter the market. For example, businesses that have facilities in multiple markets that could be linked by satellite, such as major hotel and movie theater chains, could decide to establish networks of distance learning facilities to compete with Caliber. The Company also competes against a significant number of third-party training companies that provide various training programs to corporations.

GOVERNMENT REGULATION

    STATE LICENSURE. Many states require universities and other entities providing learning programs to obtain licenses to operate in those states. Some states accept accreditation as evidence of meeting minimum state standards for licensing. Other states impose their own standards, including, in some instances, standards for distance learning. These standards may limit the number of courses that may be offered through distance learning, require specified levels of student support services, set minimum graduation requirements and otherwise restrict distance learning programs.

    Universities are typically subject to some state licensing requirements. The state in which a university is primarily located may require the university to obtain approval to offer distance learning programs, even if delivered in another state. Moreover, the state receiving the university's distance learning program often requires that the university obtain a license to deliver the program in that state.

    To the extent the Company provides only a delivery system for university courses rather than its own educational content, the Company believes that it is not subject to most state educational licensure requirements. State requirements for distance learning are rapidly evolving, however, and some jurisdictions may in the future require Caliber to obtain one or more educational licenses depending on the number of Caliber Learning Campuses in that jurisdiction.

    Corporations generally are not required to obtain state licenses to deliver training and professional development courses within their own organizations.

    ACCREDITATION. The Company contracts with universities accredited by recognized accreditation organizations. In some instances, specific programs offered by those universities may be accredited by specialized accreditation organizations. Some accreditation organizations have developed guidelines for distance learning programs, which address such aspects of distance learning as curriculum and instruction, evaluation and assessment, library and learning resources, student services and facilities and finances. As required by federal law, the institutional accreditation organization may view the offering of distance learning as a substantive change to the university's operations, requiring prior written approval by the accreditation organization. If universities are required to seek approval for, and undergo monitoring of, distance learning by accreditation organization, the Company may be unable to deliver courses when or as planned.

    THE HEA AND FEDERAL STUDENT FINANCIAL AID. The Higher Education Act of 1965, as amended ("HEA"), authorizes various federal student financial aid programs. Most universities with which Caliber contracts and intends to contract participate in those programs. The HEA imposes numerous restrictions on institutions participating in federal student financial aid programs, including limitations on the number of courses that an institution of higher education may offer through telecommunications and on the number of students that may be enrolled in these courses. If the universities with which the Company contracts exceed those limitations, the institutions could lose their eligibility to participate in federal student financial aid programs.

    In 1998, Congress amended the HEA to waive regulations that largely deny eligibility for aid to students participating in distance learning programs. Initially, the waiver will take effect at 15 colleges or consortia of colleges to be chosen by the United States Department of Education on the basis of certain criteria set forth in the HEA, and at 35 other colleges or consortia for the third year after enactment of the law.

    Failure of an otherwise eligible institution to comply with state licensing requirements could render that institution ineligible to participate in federal financial aid programs. If a university fails to obtain necessary state approval for distance learning, it could be liable to the Department of Education for student financial aid to students in the program or other penalties. Furthermore, the HEA restricts the ability of institutions to contract with third parties for educational programs. Because the Company will be providing only a delivery system for university courses rather than its own educational programming, the Company believes that these restrictions will not apply to its arrangements with universities.

    Programs that do not result in the granting of a degree, such as those currently offered by Johns Hopkins and the Wharton School, are not eligible for federal student financial aid. If degree programs are offered in the future through the Caliber Learning Network, students may become eligible for federal student financial aid.

    STUDENT AFFAIRS. Individuals enrolled in university programs offered through the Caliber Learning Network will be students of the university offering the program. As such, the students will generally have the same rights and responsibilities as other students enrolled at that university. Among other legal obligations to students, universities are subject to federal and state laws protecting the privacy of student records and are likely to require the Company also to abide by those laws. These laws may limit the Company's ability to obtain and/or use student information or images for marketing or other purposes. In addition, a university may be required, and may require the Company, to make reasonable accommodations for otherwise qualified disabled students to take courses through the Caliber Learning Network.

PROPRIETARY RIGHTS

    The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights.

    The Company has filed a comprehensive patent application with the U.S. Patent and Trademark Office ("PTO") covering certain features of the Caliber Learning Network which Caliber believes to be proprietary. The application describes the Caliber Learning Network as a distance learning system which emulates a classroom setting using satellite links, two-way videoconferencing, a PC-based network for directly linking each student to the instructor, BOSS technology and hardware, particular design features of the Caliber classrooms and furniture and certain unique control and switching mechanisms.

    The Caliber Learning Network employs a combination of proprietary and non-proprietary software. The Company considers proprietary certain applications software used to create the user-interface of the PC network. The Company may include the proprietary software in the patent application or, in the alternative, seek separate copyright protection for the software.

    "Caliber," "Caliber Learning Network," and the Caliber mountain peak logo are registered service marks of the Company. Applications by the Company to register "BOSS," "Caliber Learning Campus," and certain other service marks of the Company are currently pending before the PTO.

ITEM 2. PROPERTIES

    The Company currently utilizes approximately 27,000 square feet of space in Baltimore, Maryland, for its corporate and administrative offices. Sylvan leases this space and charges the Company for its use as part of an Intercompany Management and Facility Use Agreement between Caliber and Sylvan (the "Sylvan Management Agreement"). The Company expects to move its offices during 1999 to another similarly sized location in Baltimore. This space will also be leased by Sylvan on the Company's behalf.

    As of March 1999, there were 42 Caliber Learning Campuses open in 40 markets throughout the United States. The Company leases all of these facilities. The average size of a Caliber Learning Campus is between 4,000 and 5,000 square feet. Campus leases have terms ranging from five to ten years. The Company also utilizes certain affiliate sites noted below. Affiliate sites are single Caliber classrooms co-located on third-party premises for which Caliber pays a fee based on actual usage. Currently, there are Caliber Learning Campuses and affiliate sites located in each of the following cities:

    Atlanta                    Los Angeles                    Rochester
    Austin                     Miami                          Sacramento
    Baltimore                  Milwaukee                      Salt Lake City
    Boston                     Minneapolis                    San Diego
    Charlotte                  Nashville                      San Francisco
    Chicago                    New Orleans                    San Jose
    Cincinnati                 New York City                  Seattle
    Cleveland                  Oklahoma City                  St. Louis
    Dallas                     Orlando                        Tampa
    Denver                     Paramus                        Washington, DC
    Detroit                    Philadelphia                   Montreal*
    Houston                    Phoenix                        Toronto*
    Indianapolis               Pittsburgh                     Vancouver*
    Jacksonville               Portland                       Chicago*
    Kansas City                Raleigh                        Culver City*
    Long Island                Richmond                       Santa Ana*

    *Affiliate site.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company may be a party to routine litigation incidental to its business. Currently, the Company is the plaintiff and counterclaim defendant in a legal proceeding pending in the United States District Court for the Southern District of Indiana, Cause No. IP98-1710C--M/S. The Company filed this lawsuit against Macmillan Computer Publishing USA ("Macmillan") in December 1998 to recover damages arising from Macmillan's breach of a three-year contract to distribute, through the Caliber Learning Network, training courses on widely-used software application programs.

Caliber contends and believes that Macmillan wrongfully failed to pay monies due for certain minimum program commitments under the agreement and failed to reimburse the Company for marketing expenses incurred on behalf of Macmillan. Macmillan has denied the allegations and asserted a counterclaim against Caliber. The Company believes Macmillan's defenses and counterclaims are without merit.

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock has been publicly traded on the NASDAQ National Market since May 5, 1998 under the symbol "CLBR". The quarterly ranges of prices per share since May 5, 1998 are as follows:

FISCAL 1998                                                                      HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
Second Quarter (from May 5, 1998)............................................  $  18 3/4  $  15 1/8
Third Quarter................................................................     15 7/8      4 3/8
Fourth Quarter...............................................................    5 15/16      3 7/8

    As of March 23, 1999 the approximate number of security holders of record was 39.

    The company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

    The Company filed its first registration statement under the Securities Act effective May 4, 1998. File No. 333-47565. From the effective date of the registration statement to December 31, 1998, the company's use of net proceeds from the offering of securities covered thereby was as follows:

NET OFFERING PROCEEDS TO ISSUER.........  $61,458,500

USE OF PROCEEDS:

Plant, building and facilities..........  $ 3,382,000
Working capital.........................  $17,678,500
Repayment of indebtedness (1)...........  $ 7,054,000
Temporary investments:
    Cash and cash equivalents...........  $23,879,000
    Marketable securities...............  $ 8,254,000
Other expenses:
    Payment of accrued dividends (2)....  $ 1,211,000
                                          -----------
Total...................................  $61,458,500

------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

                                                           FOR THE PERIOD
                                                         NOVEMBER 22, 1996
                                                              (DATE OF
                                                         INCEPTION) THROUGH     YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1996   DECEMBER 31, 1997  DECEMBER 31, 1998
                                                         ------------------  -----------------  -----------------
STATEMENT OF OPERATIONS DATA:
Service fee revenue....................................    $     --           $     --           $    13,348,828
Management fee from Sylvan.............................          --                 1,199,293          2,066,250
                                                         ------------------  -----------------  -----------------
                                                                 --                 1,199,293         15,415,078
Cost and expenses:
  Operating expenses...................................          --                 4,442,880         31,575,532
  Management fees to Sylvan............................           480,000           2,400,500          2,000,000
  Other selling, general and administrative expenses...         1,155,171           8,071,836         10,838,274
                                                         ------------------  -----------------  -----------------

                                                           FOR THE PERIOD
                                                         NOVEMBER 22, 1996
                                                              (DATE OF
                                                         INCEPTION) THROUGH     YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1996   DECEMBER 31, 1997  DECEMBER 31, 1998
                                                         ------------------  -----------------  -----------------
                                                                1,635,171          14,915,216         44,413,806
Other income (expense):
  Interest income......................................          --                   536,100          1,571,078
  Interest expense.....................................          --                  (391,312)        (1,396,864)
                                                         ------------------  -----------------  -----------------
                                                                 --                   144,788            174,214
                                                         ------------------  -----------------  -----------------
Net loss...............................................        (1,635,171)        (13,571,135)       (28,824,514)
Dividends accrued on preferred stock...................          (199,000)           (796,000)          (314,409)
                                                         ------------------  -----------------  -----------------
Net loss attributable to common stockholders...........    $   (1,834,171)    $   (14,367,135)   $   (29,138,923)
                                                         ------------------  -----------------  -----------------
                                                         ------------------  -----------------  -----------------
Basic and diluted loss per common share attributable to
  common stockholders..................................    $        (0.21)    $         (1.62)   $         (2.61)
                                                         ------------------  -----------------  -----------------
                                                         ------------------  -----------------  -----------------

                                                                            AS OF DECEMBER 31,
                                                         --------------------------------------------------------
                                                                1996               1997               1998
                                                         ------------------  -----------------  -----------------
BALANCE SHEET DATA:
Cash and available-for-sale securities.................    $   13,000,000     $     3,850,440    $    32,132,975
Current assets.........................................        13,028,000           5,895,238         37,380,844
Net property, plant and equipment......................            29,629           8,335,270         24,395,378
Total assets...........................................        13,057,629          14,510,389         62,158,955
Current liabilities....................................         1,411,800           7,186,129          9,909,734
Long-term debt, less current portion...................          --                 3,417,181         13,040,854
Stockholder's equity...................................          (134,171)        (11,500,356)        37,614,809

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing adults with university-quality continuing education using multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI Communications Corporation ("MCI") bringing together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. The Company contracts with nationally recognized universities and corporations to provide high-quality courses through a multi-site, satellite-linked network of campuses throughout the nation. Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. These centers may be converted into centers capable of receiving Caliber programs.

REVENUE

    Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for the pre-event services at the time those services are complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

    COSTS AND EXPENSES

    The Company incurs operating costs and expenses related to campus operating expenses, marketing costs, programming and productions costs, management fees payable to Sylvan and selling, general and administrative expenses. Campus operating expenses consist primarily of payroll, lease expense, depreciation and telecommunications costs associated with the Caliber campuses.

    Since its organization in November 1996, Caliber has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal, accounting and financial functions. Additionally, Sylvan provides office space for the Company's operations. Under the Sylvan Management Agreement, the Company agreed to pay Sylvan $4.9 million of management fees incurred from November 22, 1996 through December 31, 1998. The Company has agreed to pay Sylvan $2.0 million annually for these services through 1999. During the next year, the Company intends to develop its own systems to replace those currently provided by Sylvan.

    Since Caliber's inception, selling, general and administrative expenses have consisted primarily of payroll and employee benefits, travel, marketing costs and consulting fees. The Company expenses all start-up costs related to program development and campus development when incurred. Course production costs related to the creation of various media and course materials are expensed as incurred. Advertising and marketing costs are expensed when incurred.

    RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

    Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following table sets forth information on the Company's reportable segments:

                                                             YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------------------
                                                                          OTHER PRODUCTS
                                                  ACADEMIC    CORPORATE    AND SERVICES      TOTAL
                                                 -----------  ----------  --------------  ------------
Revenues.......................................    3,699,309   7,818,798      3,896,971     15,415,078
Direct costs...................................    6,574,784   4,603,622      1,837,516     13,015,922
                                                 -----------  ----------  --------------  ------------
Segment operating income (loss)................   (2,875,475)  3,215,176      2,059,455      2,399,156

                                                             YEAR ENDED DECEMBER 31, 1997
                                                  ---------------------------------------------------
                                                                           OTHER PRODUCTS
                                                   ACADEMIC    CORPORATE    AND SERVICES     TOTAL
                                                  -----------  ----------  --------------  ----------
Revenues........................................      --           --          1,199,293    1,199,293
Direct costs....................................      --           --            --            --
                                                  -----------  ----------  --------------  ----------
Segment operating income (loss).................      --           --          1,199,293    1,199,293

    Revenues in 1998 were $15.4 million, an increase of $14.2 million from the $1.2 million in 1997. The increase in revenues in 1998 resulted from the Company's efforts to develop and implement its corporate, academic and training services businesses. As the Company was in its early stages of development during 1997, all revenues generated were related to the CBT Services Agreement with Sylvan.

    Direct costs for the segments were $13.0 million in 1998 compared to $0 in 1997. The increase in direct costs resulted from the Company's efforts to develop and implement the corporate, academic and training services businesses and consist primarily of payroll, marketing, consulting and programing and production costs. The Academic operating loss of $2.9 million reflects enrollments not yet supportive of the start-up and development costs of payroll, marketing and programming and production for the various programs.

    Other operating expenses that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in 1998 increased to $18.6 million, an increase of $14.2 million from the $4.4 million in 1997. The increase resulted mainly from increased operating lease expense, depreciation and amortization expense, and field payroll expense due to the growth in the number of Caliber campuses. At December 31, 1998, 42 Caliber campuses were operational compared to only 19 at the end of 1997. In addition, 1998 operating expenses reflect a full year of campus operating expenses for the 19 campuses open at the end of 1997 as compared to a partial year in 1997.

    Management fees payable to Sylvan decreased to $2.0 million, a decrease of $400,000 from the $2.4 million in 1997. This decrease is the result of contractually negotiated terms between Caliber and Sylvan.

    Selling, general and administrative expenses in 1998 increased to $10.8 million, an increase of $2.7 million from the $8.1 million in 1997. The increase supported the growth of the business and reflects an increase in the Company's allowance for doubtful accounts. During the fourth quarter of 1998, the Company fully reserved for the receivable due from Macmillan due to the pending litigation between the two companies. See Item 3, "Legal Proceedings". In addition, the Company established a general allowance for doubtful accounts to coincide with the growth in revenues in 1998.

    Interest income in 1998 was $1.6 million, an increase of $1.1 million from the $536,000 in 1997. This increase is due to the income earned on the Company's short-term investments purchased from the proceeds received from the Company's initial public offering in May 1998. Interest expense in 1998 was $1.4 million, an increase of $1.0 million from the $391,000 in 1997. The increase is due primarily to interest expense incurred on $13.4 million of new lease obligations in 1998 and the effect of a full year's interest on obligations originating in 1997.

    The Company recorded a net deferred tax asset of $17.0 million as of December 31, 1998. This deferred tax asset was principally from the allowance for doubtful accounts and net operating loss carryforwards. Income tax regulations contain provisions which may limit the use of net operating loss carryforwards in any given year if certain events occur, including changes in ownership of the Company. The Company has established a valuation allowance for the entire amount of its net deferred tax asset due to uncertainties regarding future taxable income.

FISCAL 1997 COMPARED TO FISCAL 1996

    In 1997, the Company generated $1.2 million of revenue compared to $0 in 1996. All of this revenue resulted from the CBT Services Agreement with Sylvan.

    In 1997, Caliber incurred $4.4 million of operating expenses compared to $0 in 1996. Operating expenses include costs associated with the opening of 19 Caliber campuses in 1997, 13 Caliber campuses that were in various stages of development and 32 STCs managed by Caliber.

    Management fees payable to Sylvan increased to $2.4 million, an increase of $1.9 million from the $480,000 in 1996 due to Caliber only having two months of operations in 1996.

    Selling, general and administrative expenses in 1997 increased to $8.1 million, an increase of $6.9 million from the $1.2 million in 1996. The increase is primarily attributable to increased staffing and to Caliber only having two months of operations in 1996.

    During 1997, net interest income was $145,000. The Company generated $536,000 of interest income from the temporary investment of cash received from Caliber's initial capitalization. Interest expense of $391,000 resulted from borrowings on the $3.0 million Sylvan loan and interest on capital lease obligations.

    The Company recorded a net deferred tax asset of $5.9 million as of December 31, 1997. This deferred tax asset consisted principally of start-up costs capitalized for income tax purposes and net operating loss carryforwards. Income tax regulations contain provisions which may limit the use of net operating loss carryforwards in any given year if certain events occur, including changes in ownership of the Company. The Company has established a valuation allowance for the entire amount of its net deferred tax asset due to uncertainties regarding future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities increased to $28.3 million in 1998 compared to $9.3 million in 1997. This increase is primarily attributable to increased operating costs in 1998, an increase in accounts receivable resulting from increased revenues and repayment of the management fee to Sylvan. These cash outflows were offset by an increase in accounts payable, depreciation and amortization expenses.

    Net cash used in investing activities increased to $12.6 million in 1998 compared to $4.5 million in 1997. This increase is primarily attributable to the purchase of property and equipment to support the Company's infrastructure buildout and the purchase of available-for-sale securities, offset by proceeds received from the Company's landlords to fund buildout costs at Caliber Campuses.

    Net cash provided by financing activities increased to $61.0 million in 1998 compared to $4.7 million in 1997. This increase is primarily attributable to the net proceeds of the Company's initial public offering in May 1998 of $61.4 million and the receipt of $5.4 million from Sylvan for stock. These inflows were offset by the repayment of $3.0 million for the Sylvan loan and the $1.2 million payment of accrued dividends on preferred stock to MCI concurrent with the Company's initial public offering, as well as $1.8 million of principal payments under the Company's capital lease obligations.

    As of December 31, 1998, the Company had cash and cash equivalents of $23.9 million, available-for-sale securities of $8.3 million and $2.7 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations through June 2000. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow from operations and expected capital expenditures through June 2000. The Company, therefore, may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

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

    Caliber has put in place a corporate-wide Year 2000 task force with representatives from all departments. This task force has conducted a comprehensive review of Caliber's systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve them. The process involves five phases:

    PHASE I--INVENTORY AND DATA COLLECTION. This phase involves conducting a comprehensive inventory of its information systems which includes but is not limited to telecommunications systems, computer hardware, software and networks as well as building infrastructure such as HVAC, elevators and security systems. The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance testing before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and is now complete.

    PHASE II--ASSESSMENT / DATE IMPACT. In this phase systems identified during the inventory phase are reviewed to determine what impact, if any, does the year 2000 have on the operation of these systems. This phase also identifies the effects of the Year 2000 being a leap year. This phase is now complete.

    PHASE III--REMEDIATION. This phase involves modifying, replacing or upgrading the systems that have failed during the assessment phase. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 70% complete.

    PHASE IV--TESTING. This phase involves review of all systems for compliance and re-testing as necessary. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 70% complete.

    PHASE V--IMPLEMENTATION. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 compliant. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 70% complete.

    Currently, the Company believes that its major systems are Year 2000 compliant. This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any material non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Y2K issues, which will include the development of one or more contingency plans by the end of the third quarter of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements.

    The Company is exposed to market risk related to changes in interest rates. Interest expense and interest income is most sensitive to changes in the general level of U.S. interest rates. The Company's investments consist principally of high quality corporate debt instruments and commercial paper. Generally, these instruments have maturities of less than six months which mitigates their sensitivity to changes in interest rates. The Company does not use derivative financial instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are included on pages 25 through 40 of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in accountants, disagreements, or other events requiring reporting under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CALIBER LEARNING NETWORK, INC.

    Information required is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

    Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Directors" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required is set forth under the caption "Security Ownership" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required is set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS

        The response to this portion of Item 14 is submitted as a separate section of this Report.

2. FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         CALIBER LEARNING NETWORK, INC.

                                                                                   YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------
                                                                              1996          1997          1998
                                                                          ------------  ------------  ------------
Beginning balance.......................................................  $         --  $         --  $         --
Provision for bad debts.................................................            --            --     2,676,000
Writeoffs...............................................................            --            --            --
                                                                          ------------  ------------  ------------
Ending Balance..........................................................  $         --  $         --  $  2,676,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:

        The Registrant did not file any reports on Forms 8-K and 8-K/A during the fourth quarter ended December 31, 1998.

3. EXHIBITS

(a) Exhibits:

EXHIBIT NO.                                              DESCRIPTION
-------------  ------------------------------------------------------------------------------------------------

       3.01    Articles of Amendment and Restatement of the Charter*

       3.02    Bylaws *

       4.01    Specimen Common Stock Certificate*

       4.02    Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*

      10.01(a) 1997 Stock Option Plan*

      10.01(b) 1998 Stock Incentive Plan*

      10.10    Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and
               Sylvan Learning Systems, Inc. dated January 1, 1998*

      10.11    Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning
               Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*

      23.01    Consent of Ernst & Young LLP

      27.01    Financial Data Schedule for the year ended December 31, 1998

        *Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 31, 1999.

                                CALIBER LEARNING NETWORK, INC.

                                BY:             /S/ CHRIS L. NGUYEN
                                     -----------------------------------------
                                                  Chris L. Nguyen
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 31, 1999.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ R. CHRISTOPHER        Chairman of the Board of
         HOEHN-SARIC              Directors
------------------------------                                 March 31, 1999
  R. Christopher Hoehn-Saric

    /s/ DOUGLAS L. BECKER       Vice Chairman of the Board
------------------------------    of Directors                 March 31, 1999
      Douglas L. Becker

                                President and Chief
     /s/ CHRIS L. NGUYEN          Executive Officer
------------------------------    (Principal Executive         March 31, 1999
       Chris L. Nguyen            Officer)

                                Vice President and Chief
      /s/ RICK P. FRIER           Financial Officer
------------------------------    (Principal Financial and     March 31, 1999
        Rick P. Frier             Accounting Officer)

     /s/ ERNEST ANASTASIO       Director
------------------------------                                 March 31, 1999
       Ernest Anastasio

       /s/ SUSAN MAYER          Director
------------------------------                                 March 31, 1999
         Susan Mayer

       /s/ JOHN P. HILL         Director
------------------------------                                 March 31, 1999
         John P. Hill

   /s/ JANEEN M. ARMSTRONG      Director
------------------------------                                 March 31, 1999
     Janeen M. Armstrong

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Caliber Learning Network, Inc.

    We have audited the accompanying balance sheets of Caliber Learning Network, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period November 22, 1996 (date of inception) through December 31, 1996, and for the years ended December 31, 1997 and 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliber Learning Network, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the period November 22, 1996 (date of inception) through December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP

Baltimore, Maryland
February 22, 1999

                         CALIBER LEARNING NETWORK, INC.
                                 BALANCE SHEETS

                                                                                               DECEMBER 31
                                                                                            1997         1998
                                                                                         -----------  -----------
Assets
Current assets:
  Cash and cash equivalents............................................................  $ 3,850,440  $23,878,801
  Available-for-sale securities........................................................           --    8,254,174
  Accounts receivable, less allowance of $0 in 1997 and $2,676,000 in 1998.............       17,400    4,956,455
  Due from landlords for tenant allowances.............................................    1,427,525       54,586
  Other receivables....................................................................      574,807       12,869
  Prepaid expenses.....................................................................       25,066      223,959
                                                                                         -----------  -----------
Total current assets...................................................................    5,895,238   37,380,844

Property and equipment:
  Furniture and fixtures...............................................................    1,271,930    2,956,803
  Computer equipment and software......................................................    2,723,993   15,988,614
  Leasehold improvements...............................................................    4,727,830   10,045,476
                                                                                         -----------  -----------
                                                                                           8,723,753   28,990,893
  Accumulated depreciation and amortization............................................     (388,483)  (4,595,515)
                                                                                         -----------  -----------
                                                                                           8,335,270   24,395,378
Other assets...........................................................................      279,881      382,733
                                                                                         -----------  -----------
Total assets...........................................................................  $14,510,389  $62,158,955
                                                                                         -----------  -----------
                                                                                         -----------  -----------

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable and accrued expenses................................................  $ 2,065,436  $ 5,875,791
  Borrowings from Sylvan...............................................................    3,000,000           --
  Interest payable to Sylvan...........................................................      301,784           --
  Accrued dividends payable............................................................      995,000       98,720
  Current portion of deferred tenant allowances........................................      208,014      362,370
  Current portion of capital lease obligations due to related party....................      615,895    3,572,853
                                                                                         -----------  -----------
Total current liabilities..............................................................    7,186,129    9,909,734

Management fee payable to Sylvan.......................................................    2,880,500           --
Deferred tenant allowances, less current portion.......................................    1,226,935    1,593,558
Capital lease obligations due to related party, less current portion...................    3,417,181   13,040,854
8% Series A Redeemable Convertible Preferred Stock, $.01 par value; 2,442,513 shares
  authorized, issued and outstanding in 1997, 0 in 1998................................   10,000,000           --
6% Series B Redeemable Junior Convertible Preferred Stock, $.01 par value; 1,227,393
  shares authorized, issued and outstanding in 1997, 0 in 1998.........................    1,300,000           --
Commitments and contingencies..........................................................           --           --

Stockholders' equity (deficit):
  6% Non-Voting Convertible Preferred Stock, $.01 par value; Authorized shares--5,167,328; issued and outstanding shares of 0 in 1997 and 5,167,328 in
  1998.................................................................................           --       51,674
  Class A Common Stock, $.01 par value:
  Authorized shares--42,800,000; issued and outstanding shares of 3,829,986 in 1997, 0
  in 1998..............................................................................       38,300           --
  Convertible Class B Common Stock, $.01 par value:
  Authorized, issued and outstanding shares--5,167,328 in 1997, 0 in 1998                     51,674           --
  Common stock, $.01 par value:
  Authorized shares--50,000,000; issued and outstanding shares of 0 in 1997 and
  12,299,654 in 1998...................................................................           --      122,997
  Additional paid-in capital...........................................................    9,975,334   82,780,367
  Subscription receivable..............................................................   (5,364,358)          --
  Accumulated deficit..................................................................  (16,201,306) (45,340,229)
                                                                                         -----------  -----------
Total stockholders' equity (deficit)...................................................  (11,500,356)  37,614,809
                                                                                         -----------  -----------
Total liabilities and stockholders' equity (deficit)...................................  $14,510,389  $62,158,955
                                                                                         -----------  -----------
                                                                                         -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                         CALIBER LEARNING NETWORK, INC.
                            STATEMENTS OF OPERATIONS

                                                        FOR THE PERIOD
                                                      NOVEMBER 22, 1996
                                                     (DATE OF INCEPTION)
                                                           THROUGH              YEAR ENDED         YEAR ENDED
                                                      DECEMBER 31, 1996      DECEMBER 31, 1997  DECEMBER 31, 1998
                                                   ------------------------  -----------------  -----------------
Revenues:
  Service fee revenue............................       $           --        $            --    $    13,348,828
  Management fee from Sylvan.....................                   --              1,199,293          2,066,250
                                                           -----------       -----------------  -----------------
                                                                    --              1,199,293         15,415,078
Cost and expenses:
  Operating expenses.............................                   --              4,442,880         31,575,532
  Management fees to Sylvan......................              480,000              2,400,500          2,000,000
  Other selling, general and administrative
    expenses.....................................            1,155,171              8,071,836         10,838,274
                                                           -----------       -----------------  -----------------
                                                             1,635,171             14,915,216         44,413,806
Other income (expense):
  Interest income................................                   --                536,100          1,571,078
  Interest expense...............................                   --               (391,312)        (1,396,864)
                                                           -----------       -----------------  -----------------
                                                                    --                144,788            174,214
                                                           -----------       -----------------  -----------------
Net loss.........................................           (1,635,171)           (13,571,135)       (28,824,514)
Dividends accrued on preferred stock.............             (199,000)              (796,000)          (314,409)
                                                           -----------       -----------------  -----------------
Net loss attributable to common stockholders.....       $   (1,834,171)       $   (14,367,135)   $   (29,138,923)
                                                           -----------       -----------------  -----------------
                                                           -----------       -----------------  -----------------
Basic and diluted loss per common share
attributable to common stockholders..............       $        (0.21)       $         (1.62)   $         (2.61)
                                                           -----------       -----------------  -----------------
                                                           -----------       -----------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                         CALIBER LEARNING NETWORK, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                6% NON-VOTING     CLASS A     CLASS B                 ADDITIONAL
                                                 CONVERTIBLE       COMMON      COMMON      COMMON       PAID-IN     SUBSCRIPTION
                                               PREFERRED STOCK     STOCK       STOCK       STOCK        CAPITAL      RECEIVABLE
                                               ----------------  ----------  ----------  ----------  -------------  -------------
Initial issuance of 3,436,702 shares of Class
  A Common Stock and 5,167,328 shares of
  Convertible Class B Common Stock...........     $       --     $   34,367  $   51,674  $       --  $   9,613,959   $(8,000,000)
Loss for the period November 22, 1996 (date
  of inception) through December 31, 1996....             --             --          --          --             --            --
Dividends on 8% Series A Convertible
  Preferred Stock............................             --             --          --          --             --            --
                                                     -------     ----------  ----------  ----------  -------------  -------------
Balance at December 31, 1996.................             --         34,367      51,674          --      9,613,959    (8,000,000)
Issuance of 245,813 shares of Class A Common
  Stock for cash.............................             --          2,457          --          --        247,851            --
Issuance of 147,471 shares of Class A Common
  Stock to employees as compensation.........             --          1,476          --          --         98,524            --
Stock options to purchase 36,820 shares of
  Class A Common Stock granted to
  non-employees..............................             --             --          --          --         15,000            --
Payment of stock subscription................             --             --          --          --             --     2,635,642
Loss for the year ended December 31, 1997....             --             --          --          --             --            --
Dividends on 8% Series A Convertible
  Preferred Stock............................             --             --          --          --             --            --
                                                     -------     ----------  ----------  ----------  -------------  -------------
Balance at December 31, 1997.................             --         38,300      51,674          --      9,975,334    (5,364,358)
Issuance of 18,750 shares of Class A Common
  Stock......................................             --            188          --          --        149,812            --
Conversion of 3,848,736 shares of Class A
  Common Stock into 3,848,736 shares of
  Common Stock...............................             --        (38,488)         --      38,488             --            --
Conversion of 5,167,328 shares of Class B
  Common Stock into 5,167,328 shares of 6%
  Non-Voting Convertible Preferred Stock.....         51,674             --     (51,674)         --             --            --
Conversion of 2,442,513 shares of Series B
  Redeemable Convertible Preferred Stock into
  2,442,513 shares of Common Stock...........             --             --          --      24,425      9,975,575            --
Conversion of 1,227,393 shares of Series B
  Redeemable Junior Convertible Preferred
  Stock into 1,227,393 shares of Common
  Stock......................................             --             --          --      12,274      1,287,726            --
Payment of stock subscription................             --             --          --          --             --     5,364,358
Issuance of 4,775,000 shares of common stock,
  net of offering costs of $738,278..........             --             --          --      47,750     61,384,472            --
Proceeds from exercise of stock options......             --             --          --          60          7,448            --
Loss for the year ended December 31, 1998....             --             --          --          --             --            --
Dividends on 8% Series A Convertible
  Preferred Stock and 6% Non-Voting
  Convertible Preferred Stock................             --             --          --          --             --            --
                                                     -------     ----------  ----------  ----------  -------------  -------------
Balance at December 31, 1998.................     $   51,674     $       --  $       --  $  122,997  $  82,780,367   $        --
                                                     -------     ----------  ----------  ----------  -------------  -------------
                                                     -------     ----------  ----------  ----------  -------------  -------------

                                                                    TOTAL
                                                ACCUMULATED     STOCKHOLDERS'
                                                  DEFICIT      EQUITY (DEFICIT)
                                               --------------  ----------------
Initial issuance of 3,436,702 shares of Class
  A Common Stock and 5,167,328 shares of
  Convertible Class B Common Stock...........  $           --   $    1,700,000
Loss for the period November 22, 1996 (date
  of inception) through December 31, 1996....      (1,635,171)      (1,635,171)
Dividends on 8% Series A Convertible
  Preferred Stock............................        (199,000)        (199,000)
                                               --------------  ----------------
Balance at December 31, 1996.................      (1,834,171)        (134,171)
Issuance of 245,813 shares of Class A Common
  Stock for cash.............................              --          250,308
Issuance of 147,471 shares of Class A Common
  Stock to employees as compensation.........              --          100,000
Stock options to purchase 36,820 shares of
  Class A Common Stock granted to
  non-employees..............................              --           15,000
Payment of stock subscription................              --        2,635,642
Loss for the year ended December 31, 1997....     (13,571,135)     (13,571,135)
Dividends on 8% Series A Convertible
  Preferred Stock............................        (796,000)        (796,000)
                                               --------------  ----------------
Balance at December 31, 1997.................     (16,201,306)     (11,500,356)
Issuance of 18,750 shares of Class A Common
  Stock......................................              --          150,000
Conversion of 3,848,736 shares of Class A
  Common Stock into 3,848,736 shares of
  Common Stock...............................              --               --
Conversion of 5,167,328 shares of Class B
  Common Stock into 5,167,328 shares of 6%
  Non-Voting Convertible Preferred Stock.....              --               --
Conversion of 2,442,513 shares of Series B
  Redeemable Convertible Preferred Stock into
  2,442,513 shares of Common Stock...........              --       10,000,000
Conversion of 1,227,393 shares of Series B
  Redeemable Junior Convertible Preferred
  Stock into 1,227,393 shares of Common
  Stock......................................              --        1,300,000
Payment of stock subscription................              --        5,364,358
Issuance of 4,775,000 shares of common stock,
  net of offering costs of $738,278..........              --       61,432,222
Proceeds from exercise of stock options......              --            7,508
Loss for the year ended December 31, 1998....     (28,824,514)     (28,824,514)
Dividends on 8% Series A Convertible
  Preferred Stock and 6% Non-Voting
  Convertible Preferred Stock................        (314,409)        (314,409)
                                               --------------  ----------------
Balance at December 31, 1998.................  $  (45,340,229)  $   37,614,809
                                               --------------  ----------------
                                               --------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                         CALIBER LEARNING NETWORK, INC.

                            STATEMENTS OF CASH FLOWS

                                                              FOR THE PERIOD
                                                             NOVEMBER 22,1996
                                                           (DATE OF INCEPTION)
                                                                 THROUGH               YEAR ENDED DECEMBER 31
                                                               DECEMBER 31,        ------------------------------
                                                                   1996                 1997            1998
                                                         ------------------------  --------------  --------------
OPERATING ACTIVITIES
Net loss...............................................       $   (1,635,171)      $  (13,571,135) $  (28,824,514)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization........................                   --              388,483       4,207,032
  Non-cash compensation................................                   --              115,000              --
  Negative amortization of capital lease obligations
    charged to interest expense........................                   --               87,057         968,216
  Amortization of deferred tenant allowances recorded
    as a reduction of rent expense.....................                   --                   --        (176,109)
  Changes in operating assets and liabilities:
    Accounts receivable................................                   --               10,600      (4,939,055)
    Other receivables..................................              (28,000)             (26,512)         21,253
    Prepaid expenses...................................                   --              (25,066)       (198,893)
    Accounts payable and accrued expenses related to
      operating expenses...............................                   --              991,533       3,810,355
    Management fee payable to Sylvan...................              480,000            2,400,500      (2,880,500)
    Interest payable to Sylvan.........................                   --              301,784        (301,784)
                                                                ------------       --------------  --------------
Net cash used in operating activities..................           (1,183,171)          (9,327,756)    (28,313,999)
INVESTING ACTIVITIES
Purchases of property and equipment....................              (29,629)          (4,215,073)     (6,866,873)
Purchase of available-for-sale securities..............                   --                   --      (8,254,174)
Proceeds from sale-leaseback of property and
  equipment............................................                   --                   --         540,690
Proceeds from deferred tenant allowances...............                   --                   --       2,070,022
Increase in other assets...............................                   --             (279,881)       (102,852)
                                                                ------------       --------------  --------------
Net cash used in investing activities..................              (29,629)          (4,494,954)    (12,613,187)
FINANCING ACTIVITIES
Initial issuance of stock for cash.....................           13,000,000                   --              --
Issuance of common stock in initial public offering,
  net of offering costs of $738,278....................                   --                   --      61,432,222
Borrowings from Sylvan.................................            1,212,800            1,787,200              --
Repayments of loan from Sylvan.........................                   --                   --      (3,000,000)
Issuance of Class A common stock.......................                   --              250,308         150,000
Proceeds from exercise of stock options................                   --                   --           7,508
Payment of subscription receivable.....................                   --            2,635,642       5,364,358
Payment of capital lease obligations...................                   --                   --      (1,787,852)
Payment of accrued dividends on preferred stock........                   --                   --      (1,210,689)
                                                                ------------       --------------  --------------
Net cash provided by financing activities..............           14,212,800            4,673,150      60,955,547
                                                                ------------       --------------  --------------
Net increase (decrease) in cash and cash equivalents...           13,000,000           (9,149,560)     20,028,361
Cash and cash equivalents, beginning of period.........                   --           13,000,000       3,850,440
                                                                ------------       --------------  --------------
Cash and cash equivalents, end of period...............       $   13,000,000       $    3,850,440  $   23,878,801
                                                                ------------       --------------  --------------
                                                                ------------       --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                         CALIBER LEARNING NETWORK, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing adults with university-quality continuing education using multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI Communications Corporation ("MCI") to bring together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. The Company contracts with nationally recognized universities and corporations to provide high-quality courses through a multi-site, satellite-linked network of campuses throughout the nation. For all periods presented prior to 1998, the Company was considered a development stage company.

    Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. These centers may be converted into centers capable of delivering Caliber programs. Sylvan owns all of the outstanding shares of Series B Redeemable Junior Convertible Preferred Stock.

    RECLASSIFICATION

    Certain amounts in the accompanying 1997 financial statements have been reclassified to conform to the presentation used in 1998.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    INVESTMENTS

    Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported as other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    At December 31, 1998, available-for-sale securities consisted of commercial paper, the cost of which approximates fair value. The Company has not had significant realized or unrealized gains or losses on its investments during the periods presented. These investments are classified as current as all maturities are less than one year.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is computed for owned assets using the straight-line method over the estimated useful lives of the assets. Assets capitalized under capital leases are amortized using the straight-line method over the lesser of the lease terms or the estimated useful lives of the assets. No depreciation expense was recognized during the period from November 22, 1996 through December 31, 1996, as the assets were not placed in service until the end of that period.

    DEFERRED TENANT ALLOWANCES

    Payments made by landlords to the Company as incentives under operating leases are recorded as liabilities and recognized as reductions in rental expense ratably over the terms of the leases.

    REVENUE RECOGNITION

    Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for the pre-event services at the time those services are complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

    ADVERTISING

    Costs of advertising are expensed as incurred. Advertising expense totaled $0, $259,687 and $4,071,549 in 1996, 1997 and 1998, respectively.

    STOCK OPTIONS GRANTED TO EMPLOYEES

    The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company has supplementally disclosed in these financial statements the required pro forma information as if the fair value method had been elected.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

2. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                        FOR THE PERIOD
                                                      NOVEMBER 22, 1996
                                                     (DATE OF INCEPTION)
                                                           THROUGH              YEAR ENDED         YEAR ENDED
                                                      DECEMBER 31, 1996      DECEMBER 31, 1997  DECEMBER 31, 1998
                                                   ------------------------  -----------------  -----------------
Numerator:
  Net loss.......................................       $   (1,635,171)       $   (13,571,135)   $   (28,824,514)
  Preferred stock dividends......................             (199,000)              (796,000)          (314,409)
                                                           -----------       -----------------  -----------------
  Net loss attributable to common stockholders...       $   (1,834,171)       $   (14,367,135)   $   (29,138,923)
                                                           -----------       -----------------  -----------------
                                                           -----------       -----------------  -----------------
Denominator:
  Weighted average number of shares of common
    stock outstanding during the period..........            8,604,074              8,747,300         11,127,121
  Shares of common stock issued for a nominal
    value........................................              147,471                147,471             50,643
                                                           -----------       -----------------  -----------------
Denominator for loss per share...................            8,751,545              8,894,771         11,177,764
                                                           -----------       -----------------  -----------------
                                                           -----------       -----------------  -----------------
Basic and diluted loss per share.................       $        (0.21)       $         (1.62)   $         (2.61)
                                                           -----------       -----------------  -----------------
                                                           -----------       -----------------  -----------------

    Basic loss per share is based upon the average number of shares of common stock outstanding during each period. As required by the Securities and Exchange Commission in Staff Accounting Bulletin No. 98, all securities issued by the Company for a nominal value have been included in the computations as if they were outstanding for all periods prior to the Company's initial public offering of common stock in May 1998.

    Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock and stock options, as described in Note 8.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        FOR THE PERIOD
                                                      NOVEMBER 22, 1996
                                                     (DATE OF INCEPTION)
                                                           THROUGH              YEAR ENDED         YEAR ENDED
                                                      DECEMBER 31, 1996      DECEMBER 31, 1997  DECEMBER 31, 1998
                                                   ------------------------  -----------------  -----------------
Non-cash investing and financing activities:
  Equipment acquired under capital lease.........         $       --           $   3,946,019      $  13,400,271
  Dividends accrued on Series A Redeembable
    Convertible Preferred Stock and 6% Non-Voting
    Convertible Preferred Stock..................            199,000                 796,000            314,409
  Interest paid..................................                 --                      --          1,788,176

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

4. MANAGEMENT FEE PAYABLE TO SYLVAN

    During all periods presented, the Company purchased under a management and facility use agreement with Sylvan specified management, accounting and administrative services. In addition, this agreement provides for the use by the Company of certain office space under lease to Sylvan. For the period from inception through December 31, 1997, the Company was charged $2,880,500 under the agreement. Annual management fees in 1998 were $2.0 million, and $2.0 million will be payable in 1999.

5. BORROWINGS FROM SYLVAN

    At December 31, 1997, Sylvan had loaned $3.0 million to the Company under a line of credit bearing interest at 1% above the prime rate as published by a defined commercial bank. During the year ended December 31, 1998 and 1997, the Company recorded interest expense of $159,972 and $301,784, respectively, related to the borrowings from Sylvan. The principal and all accrued interest on these borrowings was repaid in full concurrent with the Company's initial public offering in May 1998.

6. CAPITAL LEASES

    MCI Communications Corporation, a stockholder of the Company, has agreed to provide an aggregate of $20.0 million in lease financing or lease guarantees for the purchase of furniture and equipment.

    Property and equipment includes the following amounts for leases that have been capitalized at December 31, 1998:

Furniture and fixtures..........................................  $  632,265
Computer equipment and software.................................  13,375,622
Leasehold improvements..........................................   3,338,403
                                                                  ----------
                                                                  17,346,290
Less: Accumulated amortization..................................  (2,762,522)
                                                                  ----------
                                                                  $14,583,768
                                                                  ----------
                                                                  ----------

    Amortization of leased assets is included in depreciation and amortization expense.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

6. CAPITAL LEASES (CONTINUED)
    Future minimum payments under capital lease obligations consist of the following at December 31, 1998:

1999...........................................................  $4,889,709
2000...........................................................   5,558,588
2001...........................................................   5,464,786
2002...........................................................   2,786,467
2003...........................................................     926,765
Thereafter.....................................................          --
                                                                 ----------
Total minimum lease payments...................................  19,626,315
Amounts representing interest..................................  (3,012,608)
                                                                 ----------
Present value of net minimum lease payments (including current portion of $3,572,853).......................................  $16,613,707
                                                                 ----------
                                                                 ----------

7. INITIAL PUBLIC OFFERING AND RECAPITALIZATON

    On April 10, 1998, the Company declared a 1.2274-for-1 stock split of all classes of common and preferred stock outstanding. Accordingly, all share and per share data have been restated in the financial statements retroactively to reflect the stock split.

    In May 1998, the Company completed an initial public offering of its common stock. The net proceeds to the Company from the sale of the 4,500,000 shares of common stock offered therein were approximately $58.2 million. Also during May 1998, the Underwriters of the initial public offering exercised their over-allotment option in full. The net proceeds to the Company from this sale of an additional 275,000 shares of its common stock was approximately $3.6 million.

    The initial public offering of common stock met the criteria for the automatic conversion of the outstanding 8% Series A Redeemable Convertible Preferred Stock and Series B Redeemable Junior Convertible Preferred Stock into common stock and the repayment of all accrued and unpaid dividends on the 8% Series A Redeemable Convertible Preferred Stock.

    Additionally, the Company completed a recapitalization effective upon closing of the initial public offering referred to above. The Company's charter was amended to authorize a single class of Common Stock, $0.01 par value, for which all shares of Class A Common Stock were exchanged on a share-for-share basis, and a series of 6% Non-Voting Convertible Preferred Stock, for which all shares of Class B Common Stock were exchanged on a share-for-share basis.

    Each share of the 6% Non-Voting Convertible Preferred Stock is convertible into one share of common stock at the option of the holder at any time after the two year anniversary of its issuance, subject to earlier rights of conversion under certain circumstances. Dividends of $60,000 per year are cumulative and are first payable in May 1999. In connection with the issuance of 2,442,513 shares of Series A Preferred Stock to MCI for $10.0 million, the Company issued to MCI a warrant to purchase 923,850 shares of Class A Common Stock at an exercise price of $4.094 per share ("the Warrant"), subject to certain antidilution provisions.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

8. STOCK COMPENSATION PLAN

    Effective April 30, 1997, the Company adopted the Caliber Learning Network, Inc. 1997 Stock Option Plan (the "1997 Plan") which is administered by the Board of Directors. The 1997 Plan provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 1,227,400 shares of common stock to eligible employees, officers, and consultants of the Company.

    Effective February 17, 1998, the Company adopted the Caliber Learning Network, Inc. 1998 Stock Incentive Plan (the "1998 Plan") which is administered by the Board of Directors. The 1998 Plan provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 1,043,290 shares of common stock to eligible employees, officers, directors and consultants of the Company.

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1997 and 1998 is as follows:

                                                    YEAR ENDED DECEMBER 31, 1997     YEAR ENDED DECEMBER 31, 1998
                                                   -------------------------------  -------------------------------
                                                    NUMBER OF    WEIGHTED-AVERAGE    NUMBER OF    WEIGHTED-AVERAGE
                                                     OPTIONS      EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                                   ------------  -----------------  ------------  -----------------
Outstanding, beginning of year...................            --      $      --         1,070,047      $    1.07
Granted..........................................     1,127,735           1.07           206,165           7.62
Excercised.......................................            --             --            (6,994)          1.07
Forfeited........................................       (57,688)          1.02           (92,819)          1.05
                                                   ------------          -----      ------------          -----
Outstanding, end of year.........................     1,070,047      $    1.07         1,176,399      $    2.21
                                                   ------------          -----      ------------          -----
                                                   ------------          -----      ------------          -----
Excercisable at end of year......................            --                          195,420
                                                   ------------                     ------------
                                                   ------------                     ------------
Weighted average grant-date fair value of options
  granted during the year........................  $       0.26                     $       3.31
                                                   ------------                     ------------
                                                   ------------                     ------------

    Exercise prices for options outstanding as of December 31, 1998 ranged from $1.02 to $14.31 as follows:

                                                                  WEIGHTED-AVERAGE
                                               WEIGHTED-AVERAGE       REMAINING                   WEIGHTED-AVERAGE
                                               EXCERCISE PRICES   CONTRACTUAL LIFE                 EXERCISE PRICES
                                    OPTIONS       OF OPTIONS         OF OPTIONS        OPTIONS       OF OPTIONS
RANGE OF EXERCISE PRICES          OUTSTANDING     OUTSTANDING        OUTSTANDING     EXCERCISABLE   EXCERCISABLE
--------------------------------  -----------  -----------------  -----------------  -----------  -----------------
$1.02-$ 4.81....................   1,053,742       $    1.19               9.61         195,420       $    1.07
$8.00-$14.31....................     122,657       $   10.91               8.64              --       $      --

    To determine the pro forma data required by Statement No. 123 for 1998 and 1997, the Company used option pricing models to measure the fair value of options at the date of grant. For all option grants prior to May 5, 1998 (the initial public offering date), the Company used the minimum value method to calculate pro forma compensation expense. For all grants after May 5, 1998, the Company used the Black-Scholes option pricing model.

    The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payment, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

8. STOCK COMPENSATION PLAN (CONTINUED)
risk-free interest rate was assumed to be 5.5%, the dividend yield was estimated to be 0% and the expected life of granted options varied from one to five years depending upon the vesting period.

    Options valued using the Black-Scholes option pricing model assumed the following: risk-free interest rate of 5.5%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of 1.04 and an expected life of the granted options which varied from one to five years depending upon the vesting period.

    The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss attributable to common stockholders is $14.4 million and $29.3 million for the year ended December 31, 1997 and 1998, respectively. Pro forma basic and diluted loss per share attributable to common stockholders is $(1.62) and $(2.62) for the year ended December 31, 1997 and 1998, respectively. The effect of compensation expense from stock options on 1997 pro forma net income reflects only the vesting of 1997 awards which vest over a one to five year period. Pro forma net income in 1998 reflects additional vesting of 1997 awards and the first year of vesting of the 1998 awards. Because most of the options vest over a five-year period, not until 2002 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

9. INCOME TAXES

    At December 31, 1998 the Company had net operating loss carryforwards for income tax purposes of approximately $43.3 million which will begin to expire in 2011. Income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interest.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

9. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 31
                                                                        ------------------------------------------
                                                                           1996          1997            1998
                                                                        -----------  -------------  --------------
Net operating loss carryforwards......................................  $   356,556  $   5,706,282  $   16,723,624
Start-up costs capitalized for tax purposes...........................      267,585        236,367         182,850
Allowance for doubtful accounts.......................................           --             --       1,033,471
Deferred revenue......................................................           --             --          93,396
Other.................................................................        4,729            193         114,118
                                                                        -----------  -------------  --------------
  Total deferred tax assets...........................................      628,870      5,942,842      18,147,459
                                                                        -----------  -------------  --------------
Tax over book depreciation............................................        1,045         73,947       1,135,182
Other.................................................................           --         11,075          34,339
                                                                        -----------  -------------  --------------
  Total deferred tax liabilities......................................        1,045         85,022       1,169,521
                                                                        -----------  -------------  --------------
Net future income tax benefit.........................................      627,825      5,857,820      16,977,938
Valuation allowance for deferred tax assets...........................     (627,825)    (5,857,820)    (16,977,938)
                                                                        -----------  -------------  --------------
Net deferred tax assets...............................................  $        --  $          --  $           --
                                                                        -----------  -------------  --------------
                                                                        -----------  -------------  --------------

    The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the reported net loss is as follows:

                                                                                       DECEMBER 31
                                                                        -----------------------------------------
                                                                           1996          1997           1998
                                                                        -----------  -------------  -------------
Tax benefit at U.S. federal statutory rate............................  $  (555,958) $  (4,614,186) $  (9,800,335)
Effect of permanent differences.......................................        3,678         11,177         11,910
State income taxes....................................................      (75,545)      (626,986)    (1,331,693)
Increase in valuation allowance.......................................      627,825      5,229,995     11,120,118
                                                                        -----------  -------------  -------------
  Total...............................................................  $        --  $          --  $          --
                                                                        -----------  -------------  -------------
                                                                        -----------  -------------  -------------

10. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At December 31, 1998, 56% of accounts receivable was due from two customers. These customers represented 17% and 13% of revenues for the year ended December 31, 1998.

11. OPERATING LEASES

    The Company conducts all of its operations from leased facilities under operating leases that have terms of up to ten years and generally contain renewal options and rental escalation clauses. The rental payments under certain leases are based on minimum fixed rentals plus a percentage of revenues earned at the location.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

11. OPERATING LEASES (CONTINUED)
    Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1998:

1999...........................................................  $4,186,635
2000...........................................................   4,149,609
2001...........................................................   4,108,026
2002...........................................................   3,721,730
2003...........................................................   2,337,176
Thereafter.....................................................   2,113,806
                                                                 ----------
Total..........................................................  $20,616,982
                                                                 ----------
                                                                 ----------

    The Company incurred rent expense of $5,194,910 and $1,132,320 in 1998 and 1997, respectively.

12. DEFINED CONTRIBUTION RETIREMENT PLAN

    Employees of the Company are eligible to participate in a defined contribution retirement plan sponsored by Sylvan. The provisions of the plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary contributions by the employer, which are allocated to eligible participants based upon compensation. All employees are eligible after meeting certain age and service requirements. The Company made contributions of $5,534 for the year ended December 31, 1998, and made no contributions during the period ended December 31, 1997 and 1996, respectively.

13. BUSINESS SEGMENT INFORMATION

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 supercedes Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", and establishes new standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographical areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted Statement 131 in 1998, and accordingly, the disclosures for all periods have been presented to conform to Statement 131 requirements.

    DESCRIPTION OF SEGMENTS

    The Company provides high-quality continuing educational services through three distinct operating segments. A description of each segment is provided below:

    ACADEMIC

    Caliber distributes lifelong learning programs to working adults through alliances with prominent universities. Caliber has focused initially on establishing alliances with universities having national reputations in the fields of health care, management development, information technology, engineering and education.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

13. BUSINESS SEGMENT INFORMATION (CONTINUED)
    CORPORATE

    The Company markets the Caliber network to Fortune 1000 corporations, as a solution to their corporate communications, professional development and training needs. Caliber makes its network available to corporations to provide nationwide distribution of corporate communications, professional development and training programs.

    OTHER PRODUCTS AND SERVICES

    Caliber's Other Products and Services principally consist of training services and test administration services, as well as a developing portfolio of solutions designed to maximize the revenue generating capabilities of the Caliber Learning Network and achieve the fullest possible utilization of the network infrastructure and company personnel.

    MEASUREMENT OF SEGMENT PROFIT OR LOSS

    The Company evaluates the performance of its operating segments and allocates resources based on an internally defined measure of operating income. Operating income is defined as revenue less certain direct costs that are directly attributable to the activities of the operating segment. These direct costs include labor, production and delivery costs to develop and facilitate various programs, and costs to market the services provided by each operating segment. Unallocated expenses, consisting principally of lease, deprecation and amortization, and payroll are not directly attributable to the operating segments and are not otherwise allocated. The Company does not allocate assets to its reportable segments as assets are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 1 of the financial statements. There are no significant intersegment sales or transfers.

    FACTORS MANAGEMENT USES TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

    The Company's reportable segments are business lines that offer distinct products and services. The segments are managed separately as they have different customer bases.

                         CALIBER LEARNING NETWORK, INC.

                               DECEMBER 31, 1998

13. BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following table sets forth information on the Company's reportable segments:

                                                                      YEAR ENDED DECEMBER 31, 1998
                                                       ----------------------------------------------------------
                                                                                    OTHER PRODUCTS
                                                         ACADEMIC      CORPORATE     AND SERVICES       TOTAL
                                                       -------------  ------------  --------------  -------------
Revenues.............................................  $   3,699,309  $  7,818,798   $  3,896,971   $  15,415,078
Direct costs.........................................      6,574,784     4,603,622      1,837,516      13,015,922
                                                       -------------  ------------  --------------  -------------
Segment operating income (loss)......................     (2,875,475)    3,215,176      2,059,455       2,399,156

                                                                      YEAR ENDED DECEMBER 31, 1997
                                                       ----------------------------------------------------------
                                                                                    OTHER PRODUCTS
                                                         ACADEMIC      CORPORATE     AND SERVICES       TOTAL
                                                       -------------  ------------  --------------  -------------
Revenues.............................................  $          --  $         --   $  1,199,293   $   1,199,293
Direct costs.........................................             --            --             --              --
                                                       -------------  ------------  --------------  -------------
Segment operating income.............................             --            --      1,199,293       1,199,293

    For the period from November 22, 1996 (date of inception) through December 31, 1996, the Company generated no revenue and all expenses incurred were the result of the Company's development stage activities. Accordingly, no segment information is presented for this period.

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the year ended December 31, 1997 and 1998.

                                                                     1997            1998
                                                                --------------  --------------
Segment operating income......................................  $    1,199,293  $    2,399,156
Unallocated operating expenses:
  Operating lease expense.....................................      (1,132,320)     (5,194,910)
  Depreciation and amortization...............................        (388,483)     (4,207,032)
  Field payroll expense.......................................      (2,480,223)     (5,344,185)
  Other.......................................................        (441,854)     (3,813,483)

General and administrative expenses...........................      (8,071,836)    (10,838,274)
Management fee payable to Sylvan..............................      (2,400,500)     (2,000,000)
Other income (expense)........................................         144,788         174,214
                                                                --------------  --------------
Income before income taxes....................................  $  (13,571,135) $  (28,824,514)
                                                                --------------  --------------
                                                                --------------  --------------

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 10 to the financial statements contains information about major customers and concentrations of credit risk.

14. COMMITMENT AND CONTINGENCIES

    From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consultation with legal counsel, is of the opinion that the outcome of such matters will not have a material impact on the financial position of the Company.