Form 10-Q
period 1999-03-31
CALIBER LEARNING NETWORK INC
filed 1999-05-13
CIK 1057187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended MARCH 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        __________.

                         Commission File Number 0-22844


                         CALIBER LEARNING NETWORK, INC.
             (Exact name of registrant as specified in its charter)


               Maryland                                  52-2001020
      State or other jurisdiction of                  (I.R.S. Employer
      (Incorporation or organization)                Identification No.)


    3600 Clipper Mill Road, Suite 300, Baltimore, Maryland           21211
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

The registrant had 12,307,630 shares of Common Stock outstanding as of May 13, 1999.

                                      INDEX

                         CALIBER LEARNING NETWORK, INC.


                                                                               PAGE NO.
Part I.  Financial Information


Item 1. Financial Statements (Unaudited)

   Balance sheets - December 31, 1998 and March 31, 1999                           3

   Statements of operations - Three months ended March 31, 1998 and 1999           4

   Statements of cash flows - Three months ended March 31, 1998 and 1999           5

   Notes to financial statements - March 31, 1999                                  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                      8

Part II.  Other Information


Item 1.  Legal Proceedings                                                        13

Item 2.  Changes In Securities and Use of Proceeds                                13

Item 3.  Defaults upon Senior Securities                                          14

Item 4.  Submission of Matters to a Vote of Security Holders                      14

Item 5.  Other Information                                                        14

Item 6.  Exhibits and Reports on Form 8-K                                         14

Signatures                                                                        15

Part I.  Financial Information

                         CALIBER LEARNING NETWORK, INC.
                                 BALANCE SHEETS

                                                                                           DECEMBER 31,       MARCH 31,
                                                                                               1998             1999
                                                                                         ----------------------------------
                                                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                               $ 23,878,801     $ 19,579,051
     Available-for-sale securities                                                              8,254,174        7,277,551
     Accounts receivable, net of allowance of $2,676,000 and $3,145,716, respectively           4,956,455        4,549,341
     Due from landlords for tenant allowances                                                      54,586           36,739
     Other receivables                                                                             12,869           17,869
     Prepaid expenses                                                                             223,959          145,864
                                                                                         ----------------------------------
Total current assets                                                                           37,380,844       31,606,415

Property and equipment:
     Furniture and fixtures                                                                     2,956,803        2,989,605
     Computer equipment and software                                                           15,988,614       16,241,775
     Leasehold improvements                                                                    10,045,476       10,211,549
                                                                                         ----------------------------------
                                                                                               28,990,893       29,442,929
     Accumulated depreciation and amortization                                                 (4,595,515)      (6,210,744)
                                                                                         ----------------------------------
                                                                                               24,395,378       23,232,185
Other assets                                                                                      382,733          381,413
                                                                                         ----------------------------------
Total assets                                                                                 $ 62,158,955     $ 55,220,013
                                                                                         ----------------------------------
                                                                                         ----------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                                    $ 5,875,791      $ 5,866,681
     Accrued dividends payable                                                                     98,720          113,720
     Current portion of deferred tenant allowances                                                362,370          362,370
     Current portion of capital lease obligations due to related party                          3,572,853        3,988,776
                                                                                         ----------------------------------
Total current liabilities                                                                       9,909,734       10,331,547

Deferred tenant allowances, less current portion                                                1,593,558        1,501,460
Capital lease obligations due to related party, less current portion                           13,040,854       11,925,236

Commitments and contingencies                                                                           -                -

Stockholders' equity:
     6% Non-Voting Convertible Preferred Stock, $.01 par
        value; Authorized shares -- 5,167,328; issued and
        outstanding shares of 5,167,328 in 1998 and 1999                                           51,674           51,674
     Common stock, $.01 par value:
          Authorized shares -- 50,000,000;  issued and
          outstanding shares of 12,299,654 in 1998 and 12,307,630 in 1999                         122,997          123,034
     Additional paid-in capital                                                                82,780,367       82,784,085
     Accumulated deficit                                                                      (45,340,229)     (51,497,023)
                                                                                         ----------------------------------
Total stockholders' equity                                                                     37,614,809       31,461,770
                                                                                         ----------------------------------
Total liabilities and stockholders' equity                                                   $ 62,158,955     $ 55,220,013
                                                                                         ----------------------------------
                                                                                         ----------------------------------

SEE ACCOMPANYING NOTES.

                                CALIBER LEARNING NETWORK, INC.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                           MARCH 31, 1998         MARCH 31, 1999
                                                    --------------------------------------------
Revenues:
Service fee revenue                                            $ 881,188            $ 3,774,012
Management fee from Sylvan                                       427,500                783,750
                                                    --------------------------------------------
                                                               1,308,688              4,557,762

Cost and expenses:
     Operating expenses                                        5,898,450              8,208,548
     Management fees to Sylvan                                   500,001                500,000
     Other selling, general and administrative
         expenses                                              2,934,440              2,006,421
                                                    --------------------------------------------
                                                               9,332,891             10,714,969

Other income (expense):
     Interest income                                              27,437                378,252
     Interest expense                                           (334,035)              (362,839)
                                                    --------------------------------------------
                                                                (306,598)                15,413
                                                    --------------------------------------------
Net loss                                                      (8,330,801)            (6,141,794)
Dividends accrued on preferred stock                            (199,000)               (15,000)
                                                    --------------------------------------------
Net loss attributable to common stockholders                $ (8,529,801)          $ (6,156,794)
                                                    --------------------------------------------
                                                    --------------------------------------------


Basic and diluted loss per common share
     attributable to common stockholders                    $      (0.95)          $      (0.50)
                                                    --------------------------------------------
                                                    --------------------------------------------

SEE ACCOMPANYING NOTES.

                         CALIBER LEARNING NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                       MARCH 31, 1998         MARCH 31, 1999
                                                                 ---------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                   $ (8,330,801)         $ (6,141,794)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                              608,937             1,615,229
     Negative amortization of capital lease obligations
          charged to interest expense                                           192,258                     -
     Amortization of deferred tenant allowances recorded
          as a reduction of rent expense                                        (49,442)              (92,098)
     Changes in operating assets and liabilities:
          Accounts receivable, net                                           (1,028,842)              407,114
          Other receivables                                                     (51,485)               (5,000)
          Prepaid expenses                                                            -                78,095
          Accounts payable and accrued expenses related to
                operating expenses                                            1,914,710                (9,110)
          Management fee payable to Sylvan                                      500,001                     -
          Interest payable to Sylvan                                            169,646                     -
                                                                 ---------------------------------------------
Net cash used in operating activities                                        (6,075,018)           (4,147,564)

INVESTING ACTIVITIES
Purchases of property and equipment                                          (2,275,677)             (452,036)
Proceeds from available-for-sale securities                                           -               976,623
Proceeds from sale-leaseback of property and equipment                          540,685                     -
Proceeds from deferred tenant allowances                                        422,285                17,847
Increase in other assets                                                        (65,077)                1,320
                                                                 ---------------------------------------------
Net cash (used in) provided by investing activities                          (1,377,784)              543,754

FINANCING ACTIVITIES
Issuance of Class A common stock                                                150,000                     -
Proceeds from exercise of stock options                                               -                 3,755
Payment of subscription receivable                                            3,856,889                     -
Payment of capital lease obligations                                            (62,757)             (699,695)
                                                                 ---------------------------------------------
Net cash provided by (used in) financing activities                           3,944,132              (695,940)
                                                                 ---------------------------------------------
Net decrease in cash and cash equivalents                                    (3,508,670)           (4,299,750)
Cash and cash equivalents, beginning of period                                3,850,440            23,878,801
                                                                 ---------------------------------------------
Cash and cash equivalents, end of period                                      $ 341,770          $ 19,579,051
                                                                 ---------------------------------------------
                                                                 ---------------------------------------------

SEE ACCOMPANYING NOTES.

                         CALIBER LEARNING NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K, filed March 31, 1999.

Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for significant pre-event services when the services are complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examinations.

                         CALIBER LEARNING NETWORK, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                                      THREE MONTHS ENDED
                                                            MARCH 31, 1998        MARCH 31, 1999
                                                        ---------------------------------------------
Numerator:
     Net loss                                                    $ (8,330,801)          $ (6,141,794)
     Preferred stock dividends                                       (199,000)               (15,000)
                                                        ---------------------------------------------
     Net loss attributable to common stockholders                $ (8,529,801)          $ (6,156,794)
                                                        ---------------------------------------------
                                                        ---------------------------------------------
Denominator:
     Weighted average number of shares of
          common stock outstanding during the
          period                                                    8,852,968             12,303,887
     Shares of common stock issued for a
         nominal value                                                147,471                      -
                                                        ---------------------------------------------
Denominator for loss per share                                      9,000,439             12,303,887
                                                        ---------------------------------------------
                                                        ---------------------------------------------
Basic and diluted loss per share                                 $      (0.95)          $      (0.50)
                                                        ---------------------------------------------
                                                        ---------------------------------------------


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

Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock and stock options.

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                      THREE MONTHS ENDED
                                                             MARCH 31, 1998        MARCH 31, 1999
                                                       --------------------------------------------
Non-cash investing and financing
  activities:
  Equipment acquired under capital lease                      $ 7,102,972                   $ -
  Increase in other receivables for proceeds due
       on sale-leaseback of property and equipment              1,069,281                     -
  Increase in accounts payable and accrued
       expenses for purchases of property and
       equipment                                                1,017,219                     -
  Dividends accrued on Series A Redeemable
       Convertible Preferred Stock and 6% Non-
       Voting Convertible Preferred Stock                         199,000                15,000
  Interest paid                                                         -               362,839


4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At March 31, 1999, 63% of accounts receivable was due from three customers. Only one of these customers represented greater than 10% of revenues for the three months ended March 31, 1999.

5. BUSINESS SEGMENT INFORMATION



                                                                    THREE MONTHS ENDED MARCH 31, 1999
                                                ---------------------------------------------------------------------------
                                                                                         OTHER PRODUCTS
                                                          ACADEMIC          CORPORATE      AND SERVICES              TOTAL
                                                          --------          ---------    --------------              -----
Revenues                                                 $ 693,644        $ 1,869,117       $ 1,995,001        $ 4,557,762
Direct costs                                             1,666,467            917,864           560,281          3,144,612
                                                ---------------------------------------------------------------------------
Segment operating income (loss)                         $ (972,823)         $ 951,253       $ 1,434,720        $ 1,413,150
                                                ---------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED MARCH 31, 1998
                                                ---------------------------------------------------------------------------
                                                                                         OTHER PRODUCTS
                                                          ACADEMIC          CORPORATE      AND SERVICES              TOTAL
                                                ------------------          ---------    --------------         -----------
Revenues                                                $        -          $ 772,573         $ 536,115        $ 1,308,688
Direct costs                                               816,442            829,820           369,493          2,015,755
                                                ---------------------------------------------------------------------------
Segment operating income (loss)                         $ (816,442)         $ (57,247)        $ 166,622         $ (707,067)
                                                ---------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------



The following table reconciles the reported information on segment operating income (loss) to net loss as reported in the statements of operations for the three months ended March 31, 1998 and 1999.


                                                                                   1998               1999
                                                                                   ----               ----
Segment operating income (loss)                                              $ (707,067)       $ 1,413,150

Unallocated operating expenses:
     Operating lease expense                                                 (1,202,892)        (1,113,360)
     Depreciation and amortization                                             (608,937)        (1,615,229)
     Field payroll expense                                                   (1,336,534)        (1,226,317)
     Other                                                                     (734,332)        (1,109,030)

General and administrative expenses                                          (2,934,440)        (2,006,421)
Management fee payable to Sylvan                                               (500,001)          (500,000)
Other income (expense)                                                         (306,598)            15,413
                                                                     --------------------------------------
Loss before income taxes                                                   $ (8,330,801)      $ (6,141,794)
                                                                     --------------------------------------
                                                                     --------------------------------------


Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 4 to the financial statements contains information about major customers and concentrations of credit risk.

6. COMMITMENTS AND CONTINGENCIES

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


OVERVIEW

Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing adults with university-quality continuing education using multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI to bring together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. The Company contracts with nationally recognized universities and corporations to provide high-quality courses through a multi-site, satellite-linked network of campuses throughout the nation. Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. These centers may be converted into centers capable of receiving Caliber programs.

REVENUE

Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for significant pre-event services when the services are complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examinations.

COSTS AND EXPENSES

The Company incurs operating costs and expenses related to campus operating expenses, marketing costs, programming and productions costs, management fees payable to Sylvan and selling, general and administrative expenses. Campus operating expenses consist primarily of payroll, lease expense, depreciation and telecommunications costs associated with the Caliber campuses.

Since its organization in November 1996, Caliber has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal and accounting functions. Additionally, Sylvan provides office space for the Company's operations. Under the Intercompany Management and Facility Use Agreement, the Company agreed to pay Sylvan $4.9 million of management fees incurred from November 22, 1996 through December 31, 1998. The Company has agreed to pay Sylvan $2.0 million for these services in 1999. During 1999, the Company intends to develop its own systems to replace those currently provided by Sylvan, however, the Company intends to lease space from Sylvan for the foreseeable future.

Since Caliber's inception, selling, general and administrative expenses have consisted primarily of payroll and employee benefits, travel, marketing costs and consulting fees. The Company expenses all start-up costs related to program development and campus development when incurred. Course production costs related to the creation of various media and course materials are expensed when incurred. Advertising and marketing costs are expensed when incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following tables sets forth information on the Company's reportable segments:

                                          THREE MONTHS ENDED MARCH 31, 1999
                                          ---------------------------------
                                                               OTHER PRODUCTS
                                    ACADEMIC     CORPORATE      AND SERVICES       TOTAL
                                    --------     ---------     --------------      -----
Revenue                             $693,644    $1,869,117       $1,995,001    $4,557,762
Direct Costs                       1,666,467       917,864          560,281     3,144,612
                                   ---------     ---------      -----------    ----------
Segment Operating Income (Loss)    $(972,823)     $951,253      $1,434,720     $1,413,150
                                   ---------     ---------      -----------    ----------
                                   ---------     ---------      -----------    ----------



                                          THREE MONTHS ENDED MARCH 31, 1998
                                          ---------------------------------
                                                               Other Products


                                    ACADEMIC     CORPORATE      AND SERVICES       TOTAL
                                    --------     ---------      ------------       -----
Revenue                                $ ---      $772,573       $536,115      $1,308,688
Direct Costs                          816,442      829,820        369,493       2,015,755
                                    ---------     --------       --------      ----------
Segment Operating Income (Loss)     $(816,442)    $(57,247)      $166,622      $ (707,067)
                                    ---------     --------       --------      ----------
                                    ---------     --------       --------      ----------

Revenues for the quarter ended March 31, 1999 were $4.6 million, an increase of $3.3 million from the $1.3 million in 1998. The increase in revenues in 1999 was a result of revenue increases of $694,000, $1.1 million and $1.5 million in the Company's Academic, Corporate and Other Products and Services business segments, respectively. Each of these business lines grew substantially from the prior year as the Company did not begin producing revenues from its primary business lines until February 1998.

Direct costs for the segments were $3.1 million in the first quarter of 1999, an increase of $1.1 million when compared to $2.0 million in the first quarter of 1998. This increase was primarily attributable to the $850,000 increase in Academic direct costs related to increased labor, marketing and consulting costs to support a greater number of academic programs. The Academic operating loss of $973,000 reflects enrollments not yet supportive of the start-up and development costs of payroll, marketing and programming and production for these various programs.

Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the first quarter of 1999 increased to $5.1 million, an increase of $1.2 million when compared to the $3.9 million in the first quarter of 1998. This increase was mainly attributable to the $1.0 million increase in depreciation and amortization expense related to a much larger fixed asset base in existence in the first quarter of 1999 when compared to 1998. This fixed asset base grew substantially during the last year as the Company expanded the number of sites in the Caliber Learning Network.

Management fees to Sylvan remained flat at $500,000 due to the contractually negotiated terms between Caliber and Sylvan.

Selling, general and administrative expenses in the first quarter of 1999 decreased to $2.0 million, a decrease of $928,000 from the $2.9 million in the first quarter of 1998. The decrease is primarily attributable to the Company incurring development stage costs for consulting and programming and production in the first quarter of 1998.

Interest income in the first quarter of 1999 was $378,000, an increase of $351,000 compared to the $27,000 in the first quarter of 1998. This increase is due to the income earned on the Company's short-term investments on the funds received in the Company's initial public offering in May 1998. Interest expense in the first quarter of 1999 was $363,000, an increase of $29,000 compared to the $334,000 in the first quarter of 1998. The increase is due primarily to interest expense incurred on a larger capital lease balance in 1999 when compared to 1998. This increase was offset by no interest being incurred on borrowings from Sylvan in 1999 as these borrowings were repaid in full concurrent with the Company's initial public offering in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $4.1 million in the first quarter of 1999 compared to $6.1 million in the first quarter of 1998. This decrease is primarily attributable to a smaller net loss in 1999, a decrease in net loss before depreciation and amortization of $3.2 million, offset by changes in working capital accounts.

Net cash provided by investing activities was $544,000 in the first quarter of 1999 compared to net cash used in investing activities of $1.4 million in the first quarter of 1998. This change was due primarily to proceeds from the sale of available-for-sale securities in 1999 and a lower amount of purchases of property and equipment in 1999 when compared to 1998.

Net cash used in financing activities was $696,000 in the first quarter of 1999 compared to net cash provided by financing activities of $3.9 million in the first quarter of 1998. This change was primarily attributable to higher payments of capital lease obligations in 1999 when compared to 1998 and the receipt of $3.9 million under a stock subscription from Sylvan received in 1998.

As of March 31, 1999, the Company had cash and cash equivalents of $19.6 million, available-for-sale securities of $7.3 million and $2.7 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations through June 2000. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow from operations and expected capital expenditures through June 2000. The Company, therefore, may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs written using two digits (rather than four) to define the applicable year. Absent corrective actions, programs with date-sensitive logic may recognize "00" as 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production difficulties, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Caliber has put in place a corporate-wide Year 2000 task force with representatives from all departments. This task force has conducted a comprehensive review of Caliber's systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve them. The process involves five phases:

PHASE I - INVENTORY AND DATA COLLECTION. This phase involves conducting a comprehensive inventory of its information systems which includes but is not limited to telecommunications systems, computer hardware, software and networks as well as building infrastructure such as HVAC, elevators and security systems. The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance testing before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and it is now complete.

PHASE II - ASSESSMENT / DATE IMPACT. In this phase, systems identified during the inventory phase are reviewed to determine what impact, if any, does the Year 2000 have on the operation of these systems. This phase also identifies the effects of the Year 2000 being a leap year. This phase is now complete.

PHASE III - REMEDIATION. This phase involves modifying, replacing or upgrading the systems that have failed during the assessment phase. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 70% complete.

PHASE IV - TESTING. This phase involves review of all systems for compliance and re-testing as necessary. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 70% complete.

PHASE V - IMPLEMENTATION. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 complaint. The Company expects to complete this phase by the end of the second quarter of 1999. This phase is now 70% complete.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is the plaintiff and counterclaim defendant in a legal proceeding pending in the United States District Court for the Southern District of Indiana, Cause No. IP98-1710C - M/S. The Company filed this lawsuit against Macmillan Computer Publishing USA ("Macmillan") in December 1998 to recover damages arising from Macmillan's breach of a three-year contract to distribute, through the Caliber Learning Network, training courses on widely-used software application programs. Caliber contends and believes that Macmillan wrongfully failed to pay monies due for certain minimum program commitments under the agreement and failed to reimburse the Company for marketing expenses incurred on behalf of Macmillan. Macmillan has denied the allegations and asserted a counterclaim against Caliber. The Company believes Macmillan's defenses and counterclaims are without merit.

At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  - (c)  None.

          (d) The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. From the effective date of the registration statement to March 31, 1999, the company's use of net offering proceeds was as follows:

                  NET OFFERING PROCEEDS TO ISSUER                      $ 61,458,500

                  USE OF PROCEEDS:

                  Plant, building and facilities                       $  3,834,000
                  Working capital                                      $ 22,502,500
                  Repayment of indebtedness (1)                        $  7,054,000
                  Temporary investments:
                           Cash and cash equivalents                   $ 19,579,000
                           Marketable securities                       $  7,278,000
                  Other expenses:
                           Payment of accrued dividends (2)            $  1,211,000

                  Total                                                $ 61,458,500

                  NOTES

                  (1) Payments were made to Sylvan Learning Systems, Inc., an affiliate of the issuer and the beneficial owner of ten percent (10%) or more of the issuer's issued and outstanding Common Stock and all of the issuer's issued and outstanding 6% Non-Voting Convertible Preferred Stock.

                  (2) Payments were made to MCI, an affiliate of the issuer and the beneficial owner of ten percent (10%) or more of the issuer's issued and outstanding Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS.

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



                                   CALIBER LEARNING NETWORK, INC.
                                   ------------------------------
                                              (Registrant)



Date: May 13, 1999                 /s/ Rick P. Frier
                                   ---------------------------------------------
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)