Form 10-Q
period 1999-06-30
CALIBER LEARNING NETWORK INC
filed 1999-08-12
CIK 1057187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended JUNE 30, 1999 or

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

The registrant had 12,335,882 shares of Common Stock outstanding as of August 12, 1999.

                                      Index

                         CALIBER LEARNING NETWORK, INC.



                                                                            PAGE NO.
Part I.  Financial Information


Item 1. Financial Statements

   Balance sheets - December 31, 1998 and June 30, 1999                     3

   Statements of operations - Three months ended June 30, 1998 and 1999;
     six months ended June 30, 1998 and 1999                                4

   Statements of cash flows - Six months ended June 30, 1998 and 1999       5

   Notes to financial statements - June 30, 1999                            6


Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    8

Part II. Other Information


Item 1.  Legal Proceedings                                                 15

Item 2.  Changes In Securities and Use of Proceeds                         15

Item 3.  Defaults upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

Part I.  Financial Information

                         CALIBER LEARNING NETWORK, INC.
                                 BALANCE SHEETS

                                                                               December 31,           June 30,
                                                                                   1998                1999
                                                                               ------------         ------------
                                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 23,878,801         $ 18,224,560
     Available-for-sale securities                                                8,254,174            3,349,986
     Accounts receivable, net of allowance of $2,676,000 and $2,896,244
       in 1998 and 1999, respectively                                             4,956,455            4,670,093
     Due from landlords for tenant allowances                                        54,586                   --
     Other receivables                                                               12,869               15,878
     Prepaid expenses                                                               223,959              262,437
                                                                               ------------         ------------
Total current assets                                                             37,380,844           26,522,954

Property and equipment:
     Furniture and fixtures                                                       2,956,803            3,047,193
     Computer equipment and software                                             15,988,614           16,819,484
     Leasehold improvements                                                      10,045,476           10,440,716
                                                                               ------------         ------------
                                                                                 28,990,893           30,307,393
     Accumulated depreciation and amortization                                   (4,595,515)          (7,868,838)
                                                                               ------------         ------------
                                                                                 24,395,378           22,438,555
Other assets                                                                        382,733              397,562
                                                                               ------------         ------------
Total assets                                                                   $ 62,158,955         $ 49,359,071
                                                                               ------------         ------------
                                                                               ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                     $  5,875,791         $  6,878,561
     Accrued dividends payable                                                       98,720              128,720
     Current portion of deferred tenant allowances                                  362,370              362,370
     Current portion of capital lease obligations due to related party            3,572,853            4,413,390
                                                                               ------------         ------------
Total current liabilities                                                         9,909,734           11,783,041

Deferred tenant allowances, less current portion                                  1,593,558            1,409,367
Capital lease obligations due to related party, less current portion             13,040,854           10,785,159

Commitments and contingencies                                                            --                   --

Stockholders' equity:
     6% Non-Voting Convertible Preferred Stock, $.01 par
        value; Authorized shares -- 5,167,328; issued and
        outstanding shares of 5,167,328 in 1998 and 1999                             51,674               51,674
     Common stock, $.01 par value:
        Authorized shares -- 50,000,000; issued and
        outstanding shares of 12,299,654 in 1998 and 12,335,882 in 1999             122,997              123,359
     Additional paid-in capital                                                  82,780,367           82,812,579
     Accumulated deficit                                                        (45,340,229)         (57,606,108)
                                                                               ------------         ------------
Total stockholders' equity                                                       37,614,809           25,381,504
                                                                               ------------         ------------
Total liabilities and stockholders' equity                                     $ 62,158,955         $ 49,359,071
                                                                               ------------         ------------
                                                                               ------------         ------------


SEE ACCOMPANYING NOTES.

                         CALIBER LEARNING NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                        Six Months Ended
                                                      June 30, 1998        June 30, 1999        June 30, 1998        June 30, 1999
                                                      -------------        -------------        -------------        -------------
Revenues:
Service fee revenue                                   $  3,352,030         $  5,786,564         $  4,233,218         $  9,560,576
Management fee from Sylvan                                 427,500              783,750              855,000            1,567,500
                                                      ------------         ------------         ------------         ------------
                                                         3,779,530            6,570,314            5,088,218           11,128,076

Cost and expenses:
     Operating expenses                                  7,752,132            9,666,499           13,650,582           17,875,047
     Management fees to Sylvan                             500,000              500,000            1,000,001            1,000,000
     Other selling, general and administrative
         expenses                                        2,002,561            2,456,272            4,937,001            4,462,693
                                                      ------------         ------------         ------------         ------------
                                                        10,254,693           12,622,771           19,587,584           23,337,740

Other income (expense):
     Interest income                                       386,859              305,072              414,296              683,324
     Interest expense                                     (450,805)            (346,700)            (784,840)            (709,539)
                                                      ------------         ------------         ------------         ------------
                                                           (63,946)             (41,628)            (370,544)             (26,215)
                                                      ------------         ------------         ------------         ------------
Net loss                                                (6,539,109)          (6,094,085)         (14,869,910)         (12,235,879)
Dividends accrued on preferred stock                       (85,409)             (15,000)            (284,409)             (30,000)
                                                      ------------         ------------         ------------         ------------
Net loss attributable to common stockholders          $ (6,624,518)        $ (6,109,085)        $(15,154,319)        $(12,265,879)
                                                      ------------         ------------         ------------         ------------
                                                      ------------         ------------         ------------         ------------

Basic and diluted loss per common share
     attributable to common stockholders              $      (0.60)        $      (0.50)        $      (1.51)        $      (1.00)
                                                      ------------         ------------         ------------         ------------
                                                      ------------         ------------         ------------         ------------



SEE ACCOMPANYING NOTES.

                         CALIBER LEARNING NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                   June 30, 1998        June 30, 1999
                                                                   -------------        -------------
OPERATING ACTIVITIES
Net loss                                                           $(14,869,910)        $(12,235,879)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                    1,645,862            3,273,323
     Negative amortization of capital lease obligations
          charged to interest expense                                   484,969                   --
     Amortization of deferred tenant allowances recorded
          as a reduction of rent expense                                 (5,374)            (184,191)
     Changes in operating assets and liabilities:
          Accounts receivable, net                                   (4,203,610)             286,362
          Other receivables                                              (4,878)              (3,009)
          Prepaid expenses                                             (131,657)             (38,478)
          Accounts payable and accrued expenses related to
                operating expenses                                    2,840,988            1,002,770
          Management fee payable to Sylvan                           (2,547,166)                  --
          Interest payable to Sylvan                                   (301,784)                  --
                                                                   ------------         ------------
Net cash used in operating activities                               (17,092,560)          (7,899,102)

INVESTING ACTIVITIES
Purchases of property and equipment                                  (3,908,184)          (1,316,500)
Purchases of available-for-sale securities                          (16,532,987)                  --
Proceeds from available-for-sale securities                                  --            4,904,188
Proceeds from sale-leaseback of property and equipment                  540,685                   --
Proceeds from deferred tenant allowances                              1,121,756               54,586
Increase in other assets                                                (98,453)             (14,829)
                                                                   ------------         ------------
Net cash (used in) provided by investing activities                 (18,877,183)           3,627,445

FINANCING ACTIVITIES
Issuance of common stock in initial public offering, net of          61,738,146                   --
     offering costs
Repayments to Sylvan                                                 (3,000,000)                  --
Issuance of Class A common stock                                        150,000                   --
Proceeds from exercise of stock options                                      --               32,574
Payment of subscription receivable                                    5,364,358                   --
Payment of accrued dividends on preferred stock                      (1,210,685)                  --
Payment of capital lease obligations                                   (268,445)          (1,415,158)
                                                                   ------------         ------------
Net cash provided by (used in) financing activities                  62,773,374           (1,382,584)
                                                                   ------------         ------------
Net decrease in cash and cash equivalents                            26,803,631           (5,654,241)
Cash and cash equivalents, beginning of period                        3,850,440           23,878,801
                                                                   ------------         ------------
Cash and cash equivalents, end of period                           $ 30,654,071         $ 18,224,560
                                                                   ------------         ------------
                                                                   ------------         ------------



SEE ACCOMPANYING NOTES.

                         Caliber Learning Network, Inc.
                    Notes to Financial Statements (Unaudited)

                                  JUNE 30, 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K, filed March 31, 1999.

Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for pre-event services when the services are complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which are recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

                         Caliber Learning Network, Inc.
              Notes to Financial Statements (Unaudited) (Continued)

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                Three Months Ended                         Six Months Ended
                                                        June 30, 1998        June 30, 1999        June 30, 1998        June 30, 1999
                                                        -------------        -------------        -------------        -------------
Numerator:
     Net loss                                           $ (6,539,109)        $ (6,094,085)        $(14,869,910)        $(12,235,879)
     Preferred stock dividends                               (85,409)             (15,000)            (284,409)             (30,000)
                                                        ------------         ------------         ------------         ------------
     Net loss attributable to common stockholders       $ (6,624,518)        $ (6,109,085)        $(15,154,319)        $(12,265,879)
                                                        ------------         ------------         ------------         ------------
                                                        ------------         ------------         ------------         ------------
Denominator:
     Weighted average number of shares of
          common stock outstanding during the
          period                                          11,062,219           12,318,872            9,957,849           12,311,380
     Shares of common stock issued for a
         nominal value                                        55,100                   --              101,030                   --
                                                        ------------         ------------         ------------         ------------
Denominator for loss per share                            11,117,319           12,318,872           10,058,879           12,311,380
                                                        ------------         ------------         ------------         ------------
                                                        ------------         ------------         ------------         ------------
Basic and diluted loss per share                        $      (0.60)        $      (0.50)        $      (1.51)        $      (1.00)
                                                        ------------         ------------         ------------         ------------
                                                        ------------         ------------         ------------         ------------

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

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Six Months Ended
                                                       June 30, 1998     June 30, 1999
                                                       -------------     -------------
Non-cash investing and financing activities:
     Equipment acquired under capital lease              $9,310,133        $       --
     Dividends accrued on Series A Redeembable
          Convertible Preferred Stock and 6% Non-
          Voting Convertible Preferred Stock                284,409            30,000
     Interest paid                                        1,086,624           709,539

4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At June 30, 1999, 40% of accounts receivable was due from three customers. Only one of these customers represented greater than 10% of revenues for the three month and six month periods ended June 30, 1999.

5. BUSINESS SEGMENT INFORMATION




                                                             Three Months Ended June 30, 1999
                                                --------------------------------------------------------------
                                                                               Other Products
                                                   Academic        Corporate     and Services            Total
                                                 ----------      -----------     ------------      -----------
Revenues                                         $  840,708      $ 3,683,347      $ 2,046,259      $ 6,570,314
Direct costs                                      1,787,054        1,665,184          687,167        4,139,405
                                                 ----------      -----------      -----------      -----------
Segment operating income (loss)                  $ (946,346)     $ 2,018,163      $ 1,359,092      $ 2,430,909
                                                 ----------      -----------      -----------      -----------
                                                 ----------      -----------      -----------      -----------


                                                             Three Months Ended June 30, 1998
                                               ----------------------------------------------------------------
                                                                               Other Products
                                                 Academic         Corporate      and Services         Total
                                               ------------      -----------     ------------        ---------
Revenues                                       $    541,266      $ 2,565,389        $ 672,875      $ 3,779,530
Direct costs                                      1,632,308        1,114,243          494,725        3,241,276
                                               ------------      -----------        ---------        ---------
Segment operating income (loss)                $ (1,091,042)     $ 1,451,146        $ 178,150      $   538,254
                                               ------------      -----------        ---------        ---------
                                               ------------      -----------        ---------        ---------



                                                              Six Months Ended June 30, 1999
                                               ---------------------------------------------------------------
                                                                               Other Products
                                                 Academic         Corporate      and Services         Total
                                               ------------      -----------     ------------      -----------
Revenues                                       $  1,534,352      $ 5,552,464      $ 4,041,260     $ 11,128,076
Direct costs                                      3,453,521        2,583,048        1,247,448        7,284,017
                                               ------------      -----------      -----------      -----------
Segment operating income (loss)                $ (1,919,169)     $ 2,969,416      $ 2,793,812     $  3,844,059
                                               ------------      -----------      -----------      -----------
                                               ------------      -----------      -----------      -----------


                                                              Six Months Ended June 30, 1998
                                               ---------------------------------------------------------------
                                                                               Other Products
                                                   Academic        Corporate     and Services            Total
                                               ------------      -----------     ------------       ----------
Revenues                                       $    541,266      $ 3,337,962      $ 1,208,990      $ 5,088,218
Direct costs                                      2,448,750        1,944,063          864,218        5,257,031
                                               ------------      -----------        ---------       ----------
Segment operating income (loss)                $ (1,907,484)     $ 1,393,899      $   344,772      $  (168,813)
                                               ------------      -----------        ---------       ----------
                                               ------------      -----------        ---------       ----------


The following table reconciles the reported information on segment operating income (loss) to net loss as reported in the statements of operations for the three months and six months ended June 30, 1998 and 1999.

                                                   Three Months Ended                Six Months Ended
                                              ----------------------------------------------------------------
                                              June 30, 1998    June 30, 1999    June 30, 1998    June 30, 1999
                                              -------------    -------------    -------------    -------------
Segment operating income (loss)                $    538,254     $  2,430,909    $    (168,813)   $   3,844,059

Unallocated operating expenses:
     Operating lease expense                     (1,247,903)      (1,151,885)      (2,450,795)      (2,265,245)
     Depreciation and amortization               (1,036,925)      (1,658,094)      (1,645,862)      (3,273,323)
     Field payroll expense                       (1,079,205)      (1,348,182)      (2,415,739)      (2,574,499)
     Other                                       (1,146,823)      (1,368,933)      (1,881,155)      (2,477,963)
General and administrative expenses              (2,002,561)      (2,456,272)      (4,937,001)      (4,462,693)
Management fee payable to Sylvan                   (500,000)        (500,000)      (1,000,001)      (1,000,000)
Other income (expense)                              (63,946)         (41,628)        (370,544)         (26,215)
                                               ------------     ------------    -------------    -------------
Loss before income taxes                       $ (6,539,109)    $ (6,094,085)   $ (14,869,910)   $ (12,235,879)
                                               ------------     ------------    -------------    -------------
                                               ------------     ------------    -------------    -------------


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


OVERVIEW

Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing adults with university-quality continuing education using multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI to bring together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. The Company contracts with nationally recognized universities and corporations to provide high-quality courses through a multi-site, satellite-linked network of centers throughout the nation. Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies.

REVENUE

Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for pre-event services when the services are complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which are recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

COSTS AND EXPENSES

The Company incurs operating costs and expenses related to center operating expenses, marketing costs, programming and production costs, management fees payable to Sylvan and selling, general and administrative expenses. Center operating expenses consist primarily of payroll, lease expense, depreciation and telecommunications costs associated with the Caliber campuses.

Since its organization in November 1996, Caliber has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal, and accounting functions. Additionally, Sylvan provides office space for the Company's operations. Under the Intercompany Management and Facility Use Agreement, the Company agreed to pay Sylvan $4.9 million of management fees incurred from November 22, 1996 through December 31, 1998. The Company has agreed to pay Sylvan $2.0 million for these services in 1999. During 1999, the Company intends to develop its own systems to replace those currently provided by Sylvan, however, the Company intends to lease space from Sylvan for the foreseeable future.

Since Caliber's inception, selling, general and administrative expenses have consisted primarily of payroll and employee benefits, travel, marketing costs and consulting fees. The Company expenses all start-up costs related to program development and center development when incurred. Course production costs related to the creation of various media and course materials are expensed when incurred. Advertising and marketing costs are expensed when incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following tables sets forth information on the Company's reportable segments:

                                                 Three Months Ended June 30, 1999
                                   -----------------------------------------------------------
                                                                  Other Products
                                    Academic      Corporate       and Services         Total
                                   ---------     ----------        ----------       ----------
Revenue                            $ 840,708     $3,683,347        $2,046,259       $6,570,314
Direct Costs                       1,787,054      1,665,184           687,167        4,139,405
                                   ---------     ----------        ----------       ----------
Segment Operating Income (Loss)    $(946,346)    $2,018,163        $1,359,092       $2,430,909


                                                 Three Months Ended June 30, 1998
                                 -------------------------------------------------------------
                                                                    Other Products
                                   Academic       Corporate         and Services     Total
                                 -----------     ----------          --------       ----------
Revenue                          $   541,266     $2,565,389          $672,875       $3,779,530
Direct Costs                       1,632,308      1,114,243           494,725        3,241,276
                                 -----------     ----------          --------       ----------
Segment Operating Income (Loss)  $(1,091,042)    $1,451,146          $178,150       $  538,254

Revenues for the quarter ended June 30, 1999 were $6.6 million, an increase of $2.8 million from the $3.8 million in 1998. The increase in revenues in 1999 was a result of revenue increases of $299,000, $1.1 million and $1.4 million in the Company's Academic, Corporate and Other Products and Services business segments, respectively. Each of these business lines grew substantially from the prior year due to the increase in the number of events in each segment.

Direct costs for the segments were $4.1 million in the second quarter of 1999, an increase of $898,000 when compared to $3.2 million in the second quarter of 1998. This increase was primarily attributable to the $551,000 increase in Corporate direct costs related to increased labor, marketing and consulting costs to support a greater number of Corporate programs. The Academic operating loss of $946,000 reflects enrollments not yet supportive of the start-up and development costs of payroll, marketing and programming and production for these various programs.

Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the second quarter of 1999 increased to $5.5 million, an increase of $1.0 million when compared to the $4.5 million in the second quarter of 1998. This increase was mainly attributable to the $621,000 increase in depreciation and amortization expense related to a much larger fixed asset base in existence in the second quarter of 1999 when compared to 1998. This fixed asset base has grown substantially during the last year as the Company expanded the number of classrooms in the Caliber Learning Network.

Selling, general and administrative expenses in the second quarter of 1999 increased to $2.5 million, an increase of $454,000 from the $2.0 million in the second quarter of 1998. This increase is primarily attributable to an increase in the Company's provision for bad debts in the second quarter of 1999.

Management fees to Sylvan remained flat at $500,000 due to the contractually negotiated terms between Caliber and Sylvan.

Interest income in the second quarter of 1999 was $305,000, a decrease of $82,000 compared to the $387,000 in the second quarter of 1998. This decrease is due to the decrease in the balance of the Company's short-term investments received in the Company's initial public offering in May 1998. Interest expense in the second quarter of 1999 was $347,000, a decrease of $104,000 compared to the $451,000 in the second quarter of 1998. The decrease is due primarily to no interest being incurred on borrowings from Sylvan in 1999 as these borrowings were repaid in full concurrent with the Company's initial public offering in May 1998 offset by interest expense being incurred on a larger capital lease balance in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following tables sets forth information on the Company's reportable segments:

                                                     Six Months Ended June 30, 1999
                                    ---------------------------------------------------------------
                                                                        Other Products
                                     Academic         Corporate         and Services       Total
                                    -----------       ----------        ------------    -----------
Revenue                             $ 1,534,352       $5,552,464        $4,041,260      $11,128,076
Direct Costs                          3,453,521        2,583,048         1,247,448        7,284,017
                                    -----------       ----------        ----------      -----------
Segment Operating Income (Loss)     $(1,919,169)      $2,969,416        $2,793,812      $ 3,844,059


                                                     Six Months Ended June 30, 1998
                                    ---------------------------------------------------------------
                                                                        Other Products
                                      Academic         Corporate        and Services     Total
                                    -----------       ----------        ------------     ---------
Revenue                             $   541,266       $3,337,962        $1,208,990       $5,088,218
Direct Costs                          2,448,750        1,944,063           864,218        5,257,031
                                    -----------       ----------        ----------       ---------
Segment Operating Income (Loss)     $(1,907,484)      $1,393,899        $  344,772       $(168,813)

Revenues for the first six months of 1999 were $11.1 million, an increase of $6.0 million from the $5.1 million in 1998. The increase in revenues in 1999 was a result of revenue increases of $993,000, $2.2 million and $2.8 million in the Company's Academic, Corporate and Other Products and Services business segments, respectively. Each of these business lines grew substantially from the prior year due to the increase in the number of events in each segment.

Direct costs for the segments were $7.3 million in the first six months of 1999, an increase of $2.0 million when compared to $5.3 million in the first six months of 1998. This increase was primarily attributable to the $1.0 million increase in Academic direct costs and an increase of $639,000 in Corporate direct costs related to increased labor, marketing and consulting costs to support a greater number of programs in each of these segments. The Academic operating loss of $1.9 million reflects enrollments not yet supportive of the start-up and development costs of payroll, marketing and programming and production for these various programs.

Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the first six months of 1999 increased to $10.6 million, an increase of $2.2 million when compared to the $8.4 million in the first six months of 1998. This increase was mainly attributable to the $1.6 million increase in depreciation and amortization expense related to a much larger fixed asset base in existence in the first six months of 1999 when compared to 1998. This fixed asset base has grown substantially during the last year as the Company expanded the number of sites in the Caliber Learning Network.

Selling, general and administrative expenses in the first six months of 1999 decreased to $4.5 million, a decrease of $474,000 from the $4.9 million in the first six months of 1998. This decrease is primarily attributable to the Company incurring development stage costs for consulting and programming and production in the first quarter of 1998, offset by an increase in the Company's provision for bad debts in the second quarter of 1999.

Management fees to Sylvan remained flat at $1.0 million due to the contractually negotiated terms between Caliber and Sylvan.

Interest income in the first six months of 1999 was $683,000, an increase of $269,000 compared to the $414,000 in the first six months of 1998. This increase is due to the income earned on the Company's short-term investments for a full six months in 1999 compared to only two months in 1998 on the funds received from the Company's initial public offering in May 1998. Interest expense in the first six months of 1999 was $710,000, a decrease of $75,000 compared to the $785,000 in the first six months of 1998. The decrease is due primarily to no interest being incurred on borrowings from Sylvan in 1999 as these borrowings were repaid in full concurrent with the Company's initial public offering in May 1998 offset by interest expense being incurred on a larger capital lease balance in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $7.9 million in the first six months of 1999 compared to $17.1 million in the first six months of 1998. This decrease is primarily attributable to a smaller net loss before depreciation and amortization in 1999 of $4.3 million and the repayment of management fees and interest to Sylvan of $2.8 million in 1998.

Net cash provided by investing activities was $3.6 million in the first six months of 1999 compared to net cash used in investing activities of $18.9 million in the first six months of 1998. This change was due primarily to proceeds from the sale of available-for-sale securities in 1999 versus the purchase of available-for-sale securities in 1998 and a lower amount of purchases of property and equipment in 1999 when compared to 1998.

Net cash used in financing activities was $1.4 million in the first six months of 1999 compared to net cash provided by financing activities of $62.8 million in the first six months of 1998. This change was primarily attributable to the receipt of $61.7 million in proceeds of the Company's initial public offering in May 1998 and higher payments of capital lease obligations in 1999 when compared to 1998.

As of June 30, 1999, the Company had cash and cash equivalents of $18.2 million, available-for-sale securities of $3.3 million and $2.7 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations through June 2000. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow from operations and expected capital expenditures through June 2000. The Company, therefore, may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

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

PHASE III - REMEDIATION. This phase involves modifying, replacing or upgrading the systems that have failed during the assessment phase. This phase is now complete.

PHASE IV - TESTING. This phase involves review of all systems for compliance and re-testing as necessary. This phase is now complete.

PHASE V - IMPLEMENTATION. This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 complaint. The Company expects to complete this phase by the middle of the third quarter of 1999. This phase is now 95% complete.

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

Part II.  Other Information

Item 1.  LEGAL PROCEEDINGS

There were no material developments in the Macmillan case, Cause
No. IP98-1710C-M/S, during the reporting period.

At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)- (c)  None.

         (d) The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. From the effective date of the registration statement to June 30, 1999, the company's use of net offering proceeds was as follows:

                  NET OFFERING PROCEEDS TO ISSUER                  $ 61,458,500

                  USE OF PROCEEDS:

                  Plant, building and facilities                   $  4,698,000
                  Working capital                                  $ 26,920,500
                  Repayment  of indebtedness (1)                   $  7,054,000
                  Temporary investments:
                           Cash and cash equivalents               $ 18,225,000
                           Marketable securities                   $  3,350,000
                  Other expenses:
                           Payment of accrued dividends (2)        $  1,211,000
                                                                   ------------

                  Total                                            $ 61,458,500

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders in Baltimore, Maryland, on May 20, 1999. At the meeting, the shareholders were asked to vote on the election of directors, the ratification and approval of the Company's Employee Stock Purchase Plan and the ratification of the selection of Ernst & Young
LLP as the independent auditors for the Company for the fiscal year ending December 31, 1999.

ELECTION OF DIRECTORS. At the meeting, the shareholders reelected Janneen M. Armstrong and Ernest Anastasio for three-year terms expiring at the Company's 2002 Annual Meeting of Stockholders. The votes cast for Ms. Armstrong and Mr. Anastasio were as follows:

        Janeen M. Armstrong              11,214,849      For
                                            147,808      Withheld
                                                  0      Broker Non-Votes

        Ernest Anastasio                 11,226,874      For
                                            135,783      Withheld
                                                  0      Broker Non-Votes

The names of the other directors of the Company whose terms of office continued after the meeting, are as follows:

         R. Christopher Hoehn-Saric
         Douglas L. Becker
         Susan Mayer
         John P. Hill

EMPLOYEE STOCK PURCHASE PLAN. At the meeting, the shareholders ratified and approved the Company's Employee Stock Purchase Plan approved by the Board of Directors on March 8, 1999. The Employee Stock Purchase Plan is an employee benefit plan that offers eligible employees the opportunity to purchase shares of Caliber Common Stock through regular payroll deductions. The Plan is intended to encourage all Corporation employees to acquire an equity interest in the Corporation so that employees share in the Corporation's future growth and so that their individual financial interests are aligned with long-term stockholder value. The number of shares available for purchase by employees under the Plan is 200,000. The number of votes cast for approval of Plan was 11,355,251 and the number of votes against or withheld was 7,406. There were no broker non-votes.

          INDEPENDENT AUDITORS. At the meeting, the shareholders ratified and approved the selection of Ernst & Young LLP to serve as the independent auditors for the Company for the fiscal year ending December 31, 1999. The number of votes cast for approval was 11,331,456 and the number of votes against or withheld was 31,201. There were no broker non-votes.

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



                                    CALIBER LEARNING NETWORK, INC.
                                    ------------------------------
                                            (Registrant)



Date: August 12, 1999              /s/ Rick P. Frier
                                   -------------------------------------------
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)