Form 10-Q
period 1999-09-30
CALIBER LEARNING NETWORK INC
filed 1999-11-15
CIK 1057187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number   0-22844

CALIBER LEARNING NETWORK, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2001020 (I.R.S. Employer Identification No.)
509 South Exeter St. Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 843-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 12,349,873 shares of Common Stock outstanding as of November 12, 1999.

Index

Caliber Learning Network, Inc.

Caliber Learning Network, Inc.

Balance Sheets

	December 31, 1998	September 30, 1999
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$23,878,801	$15,349,222
Available-for-sale securities	8,254,174	1,020,240
Accounts receivable, net of allowance of $2,676,000 and $2,971,244 in 1998 and 1999, respectively	4,956,455	4,268,423
Receivable from related party	—	1,158,399
Due from landlords for tenant allowances	54,586	—
Other receivables	12,869	38,988
Prepaid expenses	223,959	181,316

Total current assets	37,380,844	22,016,588
Property and equipment:
Furniture and fixtures	2,956,803	3,048,566
Computer equipment and software	15,988,614	17,632,725
Leasehold improvements	10,045,476	10,580,332

	28,990,893	31,261,623
Accumulated depreciation and amortization	(4,595,515)	(9,582,638)

	24,395,378	21,678,985
Other assets	382,733	397,562

Total assets	$62,158,955	$44,093,135

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$5,875,791	$7,472,401
Accrued dividends payable	98,720	143,720
Current portion of deferred tenant allowances	362,370	362,370
Current portion of capital lease obligations due to related party	3,572,853	4,510,151

Total current liabilities	9,909,734	12,488,642
Deferred tenant allowances, less current portion	1,593,558	1,317,275
Capital lease obligations due to related party, less current portion	13,040,854	9,610,484
Commitments and contingencies	—	—
Stockholders' equity:
6% Non-Voting Convertible Preferred Stock, $.01 par value; Authorized shares—5,167,328; issued and outstanding shares of 5,167,328 in 1998 and 1999	51,674	51,674
Common stock, $.01 par value:
Authorized shares—50,000,000; issued and outstanding shares of 12,299,654 in 1998 and 12,349,873 in 1999	122,997	123,499
Additional paid-in capital	82,780,367	82,827,405
Accumulated deficit	(45,340,229)	(62,325,844)

Total stockholders' equity	37,614,809	20,676,734

Total liabilities and stockholders' equity	$62,158,955	$44,093,135

See accompanying notes.

Caliber Learning Network, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 1998	September 30, 1999	September 30, 1998	September 30, 1999

Revenues:
Service fee revenue	$5,271,009	$5,007,404	$9,504,227	$14,567,980
Revenue from related party	—	1,158,399	—	1,158,399
Management fee from Sylvan	427,500	1,198,162	1,282,500	2,765,662

	5,698,509	7,363,965	10,786,727	18,492,041
Cost and expenses:
Operating expenses	9,298,161	9,489,602	22,948,743	27,364,649
Management fees to Sylvan	500,000	500,000	1,500,001	1,500,000
Other selling, general and administrative expenses	2,079,719	1,999,001	7,016,720	6,461,694

	11,877,880	11,988,603	31,465,464	35,326,343
Other income (expense):
Interest income	647,263	249,928	1,061,559	933,252
Interest expense	(312,315)	(330,026)	(1,097,155)	(1,039,565)

	334,948	(80,098)	(35,596)	(106,313)

Net loss	(5,844,423)	(4,704,736)	(20,714,333)	(16,940,615)
Dividends accrued on preferred stock	(15,000)	(15,000)	(299,409)	(45,000)

Net loss attributable to common stockholders	$(5,859,423)	$(4,719,736)	$(21,013,742)	$(16,985,615)

Basic and diluted loss per common share attributable to common stockholders	$(0.48)	$(0.38)	$(1.95)	$(1.38)

See accompanying notes.

Caliber Learning Network, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 1998	September 30, 1999

Operating activities
Net loss	$(20,714,333)	$(16,940,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,890,183	4,987,123
Negative amortization of capital lease obligations charged to interest expense	800,876	—
Amortization of deferred tenant allowances recorded as a reduction of rent expense	(83,284)	(276,283)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,250,536)	688,032
Receivable from related party	—	(1,158,399)
Other receivables	(82,628)	(26,119)
Prepaid expenses	(50,773)	42,643
Accounts payable and accrued expenses related to operating expenses	4,261,626	1,596,610
Management fee payable to Sylvan	(2,713,833)	—
Interest payable to Sylvan	(301,784)	—

Net cash used in operating activities	(22,244,486)	(11,087,008)
Investing activities
Purchases of property and equipment	(5,398,514)	(2,270,730)
Purchases of available-for-sale securities	(10,853,986)	—
Proceeds from sales of available-for-sale securities	—	7,233,934
Proceeds from sale-leaseback of property and equipment	540,685	—
Proceeds from deferred tenant allowances	1,872,375	54,586
Increase in other assets	(103,357)	(14,829)

Net cash (used in) provided by investing activities	(13,942,797)	5,002,961
Financing activities
Issuance of common stock in initial public offering, net of offering costs	61,458,908	—
Repayments to Sylvan	(3,000,000)	—
Issuance of Class A common stock	150,000	—
Proceeds from exercise of stock options	—	47,540
Payment of subscription receivable	5,364,358	—
Payment of accrued dividends on preferred stock	(1,210,685)	—
Payment of capital lease obligations	(692,044)	(2,493,072)

Net cash provided by (used in) financing activities	62,070,537	(2,445,532)

Net increase (decrease) in cash and cash equivalents	25,883,254	(8,529,579)
Cash and cash equivalents, beginning of period	3,850,440	23,878,801

Cash and cash equivalents, end of period	$29,733,694	$15,349,222

See accompanying notes.

Caliber Learning Network, Inc.

Notes to Financial Statements (Unaudited)

September 30, 1999

1.  Basis of Presentation and Summary of Significant Accounting Policies

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements for the year ended December 31, 1998 included in the Company's annual report on Form 10-K, filed March 31, 1999.

    Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for pre-event services when the services are complete or for long-term contracts using the percentage-of-completion method, measured generally on an hours incurred basis. Long-term contracts in progress are reviewed periodically as the work progresses and revenues and earnings are adjusted in current accounting periods based on revisions in contract hours and estimates to complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which are recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

2.  Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 1998	September 30, 1999	September 30, 1998	September 30, 1999

Numerator:
Net loss	$(5,844,423)	$(4,704,736)	$(20,714,333)	$(16,940,615)
Preferred stock dividends	(15,000)	(15,000)	(299,409)	(45,000)

Net loss attributable to common stockholders	$(5,859,423)	$(4,719,736)	$(21,013,742)	$(16,985,615)

Denominator:
Weighted average number of shares of common stock outstanding during the period	12,293,642	12,349,521	10,736,817	12,324,093
Shares of common stock issued for a nominal value	—	—	66,983	—

Denominator for loss per share	12,293,642	12,349,521	10,803,800	12,324,093

Basic and diluted loss per share	$(0.48)	$(0.38)	$(1.95)	$(1.38)

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

3.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30, 1998	September 30, 1999

Non-cash investing and financing activities:
Equipment acquired under capital lease	$9,502,651	$—
Dividends accrued on Series A Redeemable Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock	299,409	45,000
Interest paid	1,398,939	1,039,565

4.  Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At September 30, 1999, 22%, 16%, 14% and 2% of accounts receivable was due from four customers. Only one of these customers represented greater than 10% of revenues for the three and nine month periods ended September 30, 1999.

5.  Business Segment Information

	Three Months Ended September 30, 1999
	Academic	Corporate	Other Products and Services	Total

Revenues	$648,108	$4,120,719	$2,595,138	$7,363,965
Direct costs	1,588,804	1,473,482	767,915	3,830,201

Segment operating income (loss)	$(940,696)	$2,647,237	$1,827,223	$3,533,764

	Three Months Ended September 30, 1998
	Academic	Corporate	Other Products and Services	Total

Revenues	$1,960,791	$2,586,181	$1,151,537	$5,698,509
Direct costs	2,252,977	1,574,092	536,816	4,363,885

Segment operating income (loss)	$(292,186)	$1,012,089	$614,721	$1,334,624

	Nine Months Ended September 30, 1999
	Academic	Corporate	Other Products and Services	Total

Revenues	$2,182,460	$9,673,183	$6,636,398	$18,492,041
Direct costs	5,042,325	4,056,530	2,015,363	11,114,218

Segment operating income (loss)	$(2,859,865)	$5,616,653	$4,621,035	$7,377,823

	Nine Months Ended September 30, 1998
	Academic	Corporate	Other Products and Services	Total

Revenues	$2,502,057	$5,924,143	$2,360,527	$10,786,727
Direct costs	4,701,727	3,518,155	1,401,034	9,620,916

Segment operating income (loss)	$(2,199,670)	$2,405,988	$959,493	$1,165,811

    The following table reconciles the reported information on segment operating income (loss) to net loss as reported in the statements of operations for the three and nine months ended September 30, 1998 and 1999.

	Three Months Ended		Nine Months Ended
	September 30, 1998	September 30, 1999	September 30, 1998	September 30, 1999

Segment operating income (loss)	$1,334,624	$3,533,764	$1,165,811	$7,377,823
Unallocated operating expenses:
Operating lease expense	(1,203,703)	(1,339,654)	(3,654,498)	(3,604,899)
Depreciation and amortization	(1,244,321)	(1,713,800)	(2,890,183)	(4,987,123)
Field payroll expense	(1,362,870)	(1,377,459)	(3,778,609)	(3,951,958)
Other	(1,123,382)	(1,228,488)	(3,004,537)	(3,706,451)
General and administrative expenses	(2,079,719)	(1,999,001)	(7,016,720)	(6,461,694)
Management fee payable to Sylvan	(500,000)	(500,000)	(1,500,001)	(1,500,000)
Other income (expense)	334,948	(80,098)	(35,596)	(106,313)

Net loss	$(5,844,423)	$(4,704,736)	$(20,714,333)	$(16,940,615)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 4 to the financial statements contains information about major customers and concentrations of credit risk.

6.  Related Party Transactions

    During the third quarter of 1999, the Company entered into a course conversion and hosting agreement with LeapIT.com, LLC, a related party, in which two directors of Caliber own a minority interest. For the three and nine month periods ended September 30, 1999, approximately $1,158,000 of revenues are included in the accompanying statements of operations. In addition, at September 30, 1999, approximately $1,158,000 is included in receivable from related party in the accompanying balance sheet.

7.  Commitments and Contingencies

    From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consultation with legal counsel, is of the opinion that the outcome of such matters will not have a material impact on the financial position of the Company.

8.  Subsequent Event

    On October 26, 1999, the Company sold 150,000 shares of Series A Convertible Preferred Stock for $15 million in cash to an investment management firm. Each share of Series A Convertible Preferred Stock is convertible into 18.18 shares of Common Stock at a price of $5.50 per share. Dividends accrue on the Series A Convertible Preferred Stock at a rate of 7.5% per annum. The net proceeds will be used to fund future development opportunities and general working capital purposes.

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

Revenue

    Revenue is generated primarily from the distribution of graduate level learning and professional development and training programs, hourly classroom rental and related services. Revenue from university programs is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for pre-event services when the services are complete or for long-term contracts using the percentage-of-completion method, measured generally on an hours incurred basis. Long-term contracts in progress are reviewed periodically as the work progresses and revenues and earnings are adjusted in current accounting periods based on revisions in contract hours and estimates to complete. The Company recognizes the revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which are recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

Costs and expenses

    The Company incurs operating costs and expenses related to center operating expenses, marketing costs, programming and production costs, management fees payable to Sylvan and selling, general and administrative expenses. Center operating expenses consist primarily of payroll, lease expense, depreciation and telecommunications costs associated with the Caliber campuses.

    Since its organization in November 1996, Caliber has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal, and accounting functions. Additionally, Sylvan provides office space for the Company's operations. Under the Intercompany Management and Facility Use Agreement, the Company agreed to pay Sylvan $4.9 million of management fees incurred from November 22, 1996 through December 31, 1998. The Company has agreed to pay Sylvan $2.0 million for these services in 1999. During 1999, the Company intends to develop some its own systems to replace those currently provided by Sylvan and intends to lease space from Sylvan for the foreseeable future. The Company intends to renegotiate the Intercompany Management and Facility Use Agreement at the expiration date of the current agreement.

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

Results of Operations

  Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

    Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following tables sets forth information on the Company's reportable segments:

	Three Months Ended September 30, 1999
	Academic	Corporate	Other Products and Services	Total

Revenue	$648,108	$4,120,719	$2,595,138	$7,363,965
Direct Costs	1,588,804	1,473,482	767,915	3,830,201

Segment Operating Income (Loss)	$(940,696)	$2,647,237	$1,827,223	$3,533,764

	Three Months Ended September 30, 1998
	Academic	Corporate	Other Products and Services	Total

Revenue	$1,960,791	$2,586,181	$1,151,537	$5,698,509
Direct Costs	2,252,977	1,574,092	536,816	4,363,885

Segment Operating Income (Loss)	$(292,186)	$1,012,089	$614,721	$1,334,624

    Revenues for the quarter ended September 30, 1999 were $7.4 million, an increase of $1.7 million from the $5.7 million in 1998. The increase in revenues in 1999 was a result of revenue increases of $1.5 million and $1.4 million in the Company's Corporate and Other Products and Services business segments, offset by a decrease of $1.3 million in the Company's Academic business segment. The Company's Corporate and Other Products and Services business segments have grown from the prior year due to the increase in the number of events. Revenues from the related party are included in the Corporate segment. The decrease in the Company's Academic segment is due to the lack of Year 2000 training programs with one customer in the third quarter of 1999. Revenues related to this program in the third quarter of 1998 were approximately $1.8 million.

    Direct costs for the segments were $3.8 million in the third quarter of 1999, a decrease of $534,000 when compared to $4.4 million in the third quarter of 1998. This decrease was primarily attributable to the $664,000 decrease in Academic direct costs related to no costs being incurred in the Year 2000 training programs with one customer since the program did not occur during the third quarter of 1999. The Academic operating loss of $941,000 reflects enrollments not yet supportive of the start-up and development costs of payroll, marketing and programming and production for these various programs.

    Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the third quarter of 1999 increased to $5.7 million, an increase of $725,000 when compared to the $4.9 million in the third quarter of 1998. This increase was mainly attributable to the $469,000 increase in depreciation and amortization expense related to a much larger fixed asset base in existence in the third quarter of 1999 when compared to 1998. This fixed asset base has grown during the last year as the Company expanded the number of classrooms in the Caliber Learning Network.

    Selling, general and administrative expenses in the third quarter of 1999 decreased to $2.0 million, a decrease of $81,000 from the $2.1 million in the third quarter of 1998. This decrease is primarily attributable to the Company incurring development stage costs for consulting and programming and production during the third quarter of 1998 offset by an increase in other administrative costs to support a higher level of revenues in 1999.

    Management fees to Sylvan remained flat at $500,000 due to the contractually negotiated terms between Caliber and Sylvan.

    Interest income in the third quarter of 1999 was $250,000, a decrease of $397,000 compared to the $647,000 in the third quarter of 1998. This decrease is due to the decrease in the balance of the Company's short-term investments received in the Company's initial public offering in May 1998. Interest expense in the third quarter of 1999 was $330,000, an increase of $18,000 compared to the $312,000 in the third quarter of 1998. The increase is due primarily to interest expense being incurred on a larger capital lease balance in 1999.

  Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

    Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following tables sets forth information on the Company's reportable segments:

	Nine Months Ended September 30, 1999
	Academic	Corporate	Other Products and Services	Total

Revenue	$2,182,460	$9,673,183	$6,636,398	$18,492,041
Direct Costs	5,042,325	4,056,530	2,015,363	11,114,218

Segment Operating Income (Loss)	$(2,859,865)	$5,616,653	$4,621,035	$7,377,823

	Nine Months Ended September 30, 1998
	Academic	Corporate	Other Products and Services	Total

Revenue	$2,502,057	$5,924,143	$2,360,527	$10,786,727
Direct Costs	4,701,727	3,518,155	1,401,034	9,620,916

Segment Operating Income (Loss)	$(2,199,670)	$2,405,988	$959,493	$1,165,811

    Revenues for the first nine months of 1999 were $18.5 million, an increase of $7.7 million from the $10.8 million in 1998. The increase in revenues in 1999 was a result of revenue increases $3.7 million and $4.3 million in the Company's Corporate and Other Products and Services business segments, offset by a decrease of $320,000 in the Company's Academic business segment. The Company's Corporate and Other Products and Services business segments have grown from the prior year due to the increase in the number of events. Revenues from the related party are included in the Corporate segment. The decrease in the Company's Academic segment is due to the lack of Year 2000 training programs with one customer during the first nine months of 1999 offset by an increase in the number of events in the Company's other Academic programs. Revenues related to this program during the first nine months of 1998 were approximately $2.3 million.

    Direct costs for the segments were $11.1 million in the first nine months of 1999, an increase of $1.5 million when compared to $9.6 million in the first nine months of 1998. This increase was primarily attributable to the $614,000 increase in Other Products and Services direct costs and an increase of $538,000 in Corporate direct costs related to increased labor, marketing and consulting costs to support a greater number of programs in each of these segments. The Academic operating loss of $2.9 million reflects enrollments not yet supportive of the start-up and development costs of payroll, marketing and programming and production for these various programs.

    Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the first nine months of 1999 increased to $16.2 million, an increase of $2.9 million when compared to the $13.3 million in the first nine months of 1998. This increase was mainly attributable to the $2.1 million increase in depreciation and amortization expense related to a much larger fixed asset base in existence in the first nine months of 1999 when compared to 1998. This fixed asset base has grown during the last year as the Company expanded the number of sites in the Caliber Learning Network.

    Selling, general and administrative expenses in the first nine months of 1999 decreased to $6.5 million, a decrease of $555,000 from the $7.0 million in the first nine months of 1998. This decrease is primarily attributable to the Company incurring development stage costs for consulting and programming and production in the first quarter of 1998 offset by an increase in the Company's provision for bad debt in the second quarter of 1999.

    Management fees to Sylvan remained flat at $1.5 million due to the contractually negotiated terms between Caliber and Sylvan.

    Interest income in the first nine months of 1999 was $933,000, a decrease of $128,000 compared to the $1.1 million in the first nine months of 1998. This decrease is due to the decrease in the balance of the Company's short-term investments during 1999. Interest expense in the first nine months of 1999 was $1.0 million, a decrease of $58,000 compared to the $1.1 million in the first nine months of 1998. The decrease is due primarily to no interest being incurred on borrowings from Sylvan in 1999 as these borrowings were repaid in full concurrent with the Company's initial public offering in May 1998, offset by interest expense being incurred on a larger capital lease balance in 1999.

Liquidity and Capital Resources

    Net cash used in operating activities decreased to $11.1 million in first nine months of 1999 compared to $22.2 million in the first nine months of 1998. This decrease is primarily attributable to a smaller net loss before depreciation and amortization in 1999 of $5.9 million and the repayment of management fees and interest to Sylvan of $3.0 million in 1998.

    Net cash provided by investing activities was $5.0 million in the first nine months of 1999 compared to net cash used in investing activities of $13.9 million in the first nine months of 1998. This change was due primarily to proceeds from the sale of available-for-sale securities in 1999 versus the purchase of available-for-sale securities in 1998 and a lower amount of purchases of property and equipment in 1999 when compared to 1998.

    Net cash used in financing activities was $2.4 million in the first nine months of 1999 compared to net cash provided by financing activities of $62.1 million in the first nine months of 1998. This change was primarily attributable to the receipt of $61.5 million in proceeds of the Company's initial public offering in May 1998 and higher payments of capital lease obligations in 1999 when compared to 1998.

    As of September 30, 1999, the Company had cash and cash equivalents of $15.3 million, available-for-sale securities of $1.0 million and $2.7 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources, along with the $15 million Series A Convertible Preferred Stock financing that closed in October 1999, will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations through December 2000. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow from operations and expected capital expenditures through December 2000. The Company, therefore, may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

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

      Phase I—Inventory and Data Collection.  This phase involves conducting a comprehensive inventory of its information systems which includes but is not limited to telecommunications systems, computer hardware, software and networks as well as building infrastructure such as HVAC, elevators and security systems. The identification of key third party vendors is also involved. During this phase, all new systems are required to have passed Year 2000 compliance testing before being purchased and implemented. The Company commenced this phase in the first quarter of 1998 and it is now complete.

      Phase II—Assessment/Date Impact.  In this phase systems identified during the inventory phase are reviewed to determine what impact, if any, does the Year 2000 have on the operation of these systems. This phase also identifies the effects of the Year 2000 being a leap year. This phase is now complete.

      Phase III—Remediation.  This phase involves modifying, replacing or upgrading the systems that have failed during the assessment phase. This phase is now complete.

      Phase IV—Testing.  This phase involves review of all systems for compliance and re-testing as necessary. This phase is now complete.

      Phase V—Implementation.  This phase involves implementing the systems after they have been successfully remediated and tested. This is the final step in assuring that the systems are Year 2000 complaint. The Company expects to complete this phase by the end of November 1999. This phase is now 99% complete.

    Currently, the Company believes that its major systems are Year 2000 compliant. This substantial compliance has been achieved without the need to acquire significant new hardware, software, or systems other than in the ordinary course of business. The Company is not aware of any material non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been received from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company has developed a contingency strategy that will address these potential consequences that may result from unresolved Year 2000 issues.

Part II.  Other Information

Item 1.  Legal Proceedings

    There were no material developments in the Macmillan case, Cause No. IP98-1710C-M/S, during the reporting period.

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 2.  Changes in Securities and Use of Proceeds

    (a)–(c) None.

    (d) The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. From the effective date of the registration statement to September 30, 1999, the company's use of net offering proceeds was as follows:

NET OFFERING PROCEEDS TO ISSUER	$61,458,500
USE OF PROCEEDS:
Plant, building and facilities	5,652,000
Working capital	31,172,500
Repayment of indebtedness (1)	7,054,000
Temporary investments:
Cash and cash equivalents	15,349,000
Marketable securities	1,020,000
Other expenses:
Payment of accrued dividends (2)	1,211,000

Total	$61,458,500

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

CALIBER LEARNING NETWORK, INC. (Registrant)
Date: November 12, 1999	By:	/s/ RICK P. FRIER Rick P. Frier Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)