Form 10-K
period 1999-12-31
CALIBER LEARNING NETWORK INC
filed 2000-03-30
CIK 1057187

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1999.
or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-22844

CALIBER LEARNING NETWORK, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2001020 (I.R.S. Employer Identification No.)
509 South Exeter St., Suite 400, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code:  (410) 843-1000

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which Registered
Common Stock, Par Value $.01	NASDAQ

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $52,305,301 as of March 22, 2000.

    The registrant had 12,453,643 shares of Common Stock outstanding as of March 22, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in Caliber Learning Network, Inc.'s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2000, is incorporated by reference in Part III of this Form 10-K.

INDEX

		Page No.
PART I.
Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	14
PART III.
Items 10., 11., 12.	are incorporated by reference from Caliber Learning Network, Inc.'s definitive Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than April 30, 2000.	15
and 13.
PART IV.
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	15
SIGNATURES

PART I

Item 1. Business

Overview

    Caliber Learning Network, Inc. (the "Company" or "Caliber") is a leading provider of Internet-based learning and communications services to major corporations. Through use of its WebCORE e-knowledge platform, a proprietary software system developed and maintained by the Company, Caliber provides professional consulting and telecommunications services enabling its customers to transform the content of their traditional training and communications programs for delivery through the Internet and the World Wide Web.

    By acting as a consultant to corporations, Caliber provides a variety of educational design services to adapt programs of communications and training typically offered in traditional classroom settings for delivery through the Internet and other distance learning technologies. Caliber's services enable corporations to extend the learning experience beyond the traditional classroom while retaining student-teacher interactivity and collaboration among students through the WebCORE e-knowledge platform.

    Caliber operates classroom facilities linked by the Internet and other broadband telecommunications to specially equipped broadcast origination studios and a Company data center. Together, the classroom facilities, telecommunications and data center provide an integrated broadband learning environment incorporating access to audio, video and data. As an application services provider, Caliber offers use of this broadband learning environment to customers with insufficient internal infrastructure to support Caliber's broadband communications solutions. Caliber also uses the facilities as a demonstration environment for the WebCORE e-knowledge platform, permitting customers to evaluate the Company's proprietary technologies for incorporation into a customer's internal environment.

    Caliber offers corporations access to programs of communications and training developed by leading universities and other prominent providers of educational programs. Caliber also offers assistance in developing custom made programs of communications and training in conjunction with these universities and other institutions.

    Caliber was organized as a Maryland corporation in November 1996 at the joint initiative of Sylvan Learning Systems, Inc. ("Sylvan") and MCI WorldCom, Inc. ("MCI"), bringing together the educational services expertise of Sylvan and the telecommunications and technology expertise of MCI. The Company completed its initial public offering of Common Stock in May 1998. Caliber's principal executive offices are located at 509 South Exeter Street, Baltimore, MD 21202; Caliber's telephone number is (410) 843-1000; and Caliber's Common Stock is traded on the Nasdaq National Market under ticker symbol CLBR.

Services

    Caliber's revenues are principally derived from offering services to corporations in the following business segments:

    —Corporate Services

    —Academic Services

    —Other Products and Services

    Corporate Services

    In the corporate market, Caliber provides services for the development, origination and delivery of programs of corporate communications and training. Development services consist of furnishing professional consulting and educational design services to assist corporations in reformatting traditional classroom-based programs for delivery through the Internet, the World Wide Web and other telecommunications technologies. Caliber's clients are typically responsible for providing the base content of a communications or training program; however, Caliber can also provide such content through its association with major universities and other content providers. See Academic Services below.

    Origination services consist of furnishing use of the Caliber designed broadcast studio facilities operated by Caliber in various locations across the United States. Caliber also installs Caliber designed studio facilities in customer locations at the request of the customer. Caliber began in the 4th quarter of 1999 to offer access to studio facilities located in Europe.

    Delivery services consist of hosting recorded or digitized programs of communications and training on the computers centrally located in Caliber's data center and furnishing telecommunications services for the live broadcast of such programs. Hosted information can be made available on a twenty four hours per day, seven days per week basis for delivery via the Internet and the World Wide Web at the request of any pre-authorized user. Live broadcasts can be made to any computer located on the Internet and to computers located in Caliber facilities.

    Academic Services

    In the academic market, Caliber provides corporations with both off the shelf and customized versions of courses and programs that are on topics of business interest to working adults. Caliber contracts with universities or other institutions to provide the educational content for the courses and programs, and Caliber provides the services for marketing and delivering the programs to the purchasers. In the 3rd quarter of 1999, Caliber's services focused on the development and marketing of programs for distribution to corporations for the benefit of their employees rather than directly to individuals.

    Caliber currently has agreements for academic services with The Johns Hopkins University; The Wharton School; Teachers College, Columbia University; The Marshall School of Business, University of Southern California; Georgetown University; Syracuse University; Babson College; and Dickinson College.

    Caliber has independently developed instructional programs for training information technology personnel to identify and solve technical problems with computer operating systems associated with the Year 2000. Due to the lack of demand for these programs, in 1999 Caliber and the University System of Maryland suspended offering the Company's Year 2000 program under their agreement which is due to expire in December 2003. Also, as of March 2000, Caliber has discontinued offering this program in conjunction with the Automotive Industry Action Group.

    Other Products and Services.

    Caliber's other products and services consist principally of training services and test administration services. Training services consist of rental of classroom facilities on a daily basis to corporations and national training organizations. Test administration services consist of operation of Sylvan Testing Centers pursuant to the Testing Center Management and CBT Services Agreement (the "CBT Agreement") between Caliber and Sylvan Learning Systems, Inc. Effective as of March 1, 2000, Caliber assigned its contractual rights and obligations under the CBT Agreement to Prometric, Inc., a Maryland corporation, and no longer has any responsibility to operate the Sylvan Testing Centers. In the 4th quarter of 1999, Caliber began to restructure its operations to minimize the use of Caliber's classroom facilities for purposes unrelated to Caliber's corporate or academic services businesses.

Operations

    Caliber operates and maintains a data center on a continuous, twenty-four hours per day, seven days per week basis. The data center consists of a network of computers with access to the Internet and other telecommunications technology. The data center houses the computers on which the Company maintains and hosts recorded programs of communications and training for its customers and which are used to furnish the Company's customers with access to and use of the Caliber services and the WebCORE e-knowledge platform. The data center also houses the computers that operate the Company's Internet site on the World Wide Web.

    Caliber operates dispersed classroom facilities linked by the Internet, satellite, telephone and computer based communications systems to the Company data center and to Caliber designed broadcast origination facilities. Caliber equips classroom facilities with personal computers, projection televisions and various telecommunications equipment. As of March 2000, Caliber owned, leased or operated directly or indirectly through contractors fifty-two (52) classroom facilities in locations throughout the United States, Canada and Europe.

    Caliber operates broadcast studio facilities equipped with the Company-designed, WebCORE software tools and the requisite telecommunications infrastructure. As of March 2000, Caliber owned, leased or operated directly or indirectly through contractors thirteen (13) broadcast studio facilities in locations throughout the United States.

    In July 1999, the Company announced that it was enhancing the Internet capabilities of its operations to make available the following new services:

    — liveCast services enabling Caliber's clients to deliver programs of communications and training via Internet transmission to individual desktop computers located outside of Caliber classroom facilities;

    — onDemand services enabling Caliber's clients to host recorded versions of programs on computer web servers which permit automated access to such programs upon request by any computer connected to the Internet; and

    — Express Studio services consisting of access to and use of a broadcast studio facility configured specifically for the production of programs of communications and training intended to be delivered via the Internet to any computer.

Marketing and Sales

    As of December 31, 1999, Caliber had sixty-five (65) employees and representatives dedicated to sales and marketing. Caliber's principal marketing strategy relies on a consultative direct sales approach. Caliber focuses its sales efforts on Fortune 1000 companies in the professional services, financial services and IT/engineering industries because these companies tend to have (i) geographically dispersed employees, dealers and customers, (ii) significant training requirements and (iii) the need for rapid dissemination of information. Caliber targets senior management and others with responsibility for professional development and training.

Employees

    The Company's staff consists of technical integration personnel responsible for developing, maintaining and operating the WebCORE e-knowledge platform and the Caliber's facilities; instructional design, video production and other professional consulting services personnel; sales and marketing staff; and on-site facilitators who assist in the delivery of programs at Caliber classroom facilities. As of December 31, 1999, Caliber had 187 full-time employees, 40 full time contractors and 70 part-time contractors. No Caliber employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

Competition

    Caliber believes that its principal competitors are other World Wide Web based learning companies that offer similar professional services and operate similar technical platforms. Among such competitors are DigitalThink, Inc., Eloquent, Inc., VCampus Corporation, Centra Software, Inc. and click21earn.com, inc. If the Caliber concept proves successful, Caliber expects other competitors to enter the market. The Company also competes against a significant number of third party training companies that provide various training programs to corporations delivered by conventional means.

Government Regulation

    Caliber provides services to enable corporations, prominent universities and others to deliver educational content. To the extent the Company provides only a system for the delivery of educational programs from employers to employees and educators to students, the Company believes that it is not currently subject to state requirements for the licensing of educational providers. State requirements for distance education are rapidly evolving, however, and some jurisdictions may in the future require Caliber to obtain one or more educational licenses.

    Universities or other institutions that use Caliber's services to deliver educational programs are subject to accreditation requirements, rules and regulations governing federal financial aid programs, state and federal law and regulations protecting students in higher education, and other various laws, rules and regulations regarding delivery of educational programs. The effect of these laws or regulations could impact the ability of the institution using Caliber's services to qualify for accreditation or to qualify for tuition reimbursement under federal financial aid programs. Any law or regulation that has an adverse impact on an institution due to its use of Caliber's services could result in a diminished market for Caliber's services among degree granting institutions.

Proprietary Rights

    The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights.

    The Company has filed a comprehensive patent application with the U.S. Patent and Trademark Office ("PTO") covering certain features of the Caliber operational processes that Caliber believes to be proprietary. The application describes these processes as a distance learning system that emulates a classroom setting using satellite links, two-way videoconferencing, a PC-based network for directly linking each student to the instructor, BOSS technology and hardware, particular design features of the Caliber classrooms and furniture and certain unique control and switching mechanisms. Caliber is unable to predict whether it will be able to obtain this patent or if it does whether the patent will be effective to protect any portion of the Caliber operational processes from infringement.

    Caliber employs a combination of proprietary and non-proprietary software in its operations. The Company considers proprietary certain applications software used in the Caliber e-knowledge platform. The Company may include the proprietary software in the patent application or, in the alternative, seek separate copyright protection for the software.

    "Caliber" and the Caliber mountain peak logo are registered service marks of the Company. In July of 1999, Caliber introduced a new logo for the Company featuring a curved design surrounding the Company name. Applications by the Company to register "BOSS," "Caliber Learning Campus," the new Company logo and certain other service marks of the Company are currently pending before the U.S. Patent and Trademark Office. While the Company considers these marks to be proprietary and entitled to registration, there can be no assurance that these applications will be approved.

Item 2. Properties

    The Company currently utilizes approximately 19,000 square feet of space in Baltimore, Maryland, for its corporate and administrative offices. Sylvan subleases this space to Caliber and charges the Company for its use as part of an Intercompany Management and Facility Use Agreement between Caliber and Sylvan (the "Sylvan Management Agreement").

    As of March 2000, Caliber owned, leased or operated directly or indirectly through contractors fifty-two (52) classroom facilities throughout the United States, Canada and Europe. The Company leases all of these facilities. The average size of a Caliber facility is between 4,000 and 5,000 square feet. Center leases have terms ranging from five to ten years. The Company also utilizes certain affiliate sites noted below. Affiliate sites are single Caliber classrooms co-located on third-party premises for which Caliber pays a fee based on actual usage. Currently, there are Caliber facilities and affiliate sites located in each of the following cities:

Atlanta Austin Baltimore Barcelona* Boston Brussels* Charlotte Chicago Chicago* Cincinnati Cleveland Culver City* Dallas Denver Detroit Frankfurt* Houston Indianapolis	Jacksonville Kansas City London* Long Island* Los Angeles Miami Milan* Milwaukee Minneapolis Montreal* Nashville New Orleans New York City Orlando Paramus Paris* Philadelphia	Phoenix Pittsburgh Portland Raleigh Rochester* Salt Lake City* San Diego San Francisco San Jose Santa Ana* Seattle St. Louis Tampa Toronto* Utrecht* Vancouver* Washington, DC

    *Affiliate site.

Item 3. Legal Proceedings

    From time to time, the Company may be a party to routine litigation incidental to its business. Currently, the Company is the plaintiff and counterclaim defendant in a legal proceeding pending in the United States District Court for the Southern District of Indiana, Cause No. IP98-1710C—M/S. The Company filed this lawsuit against Macmillan Computer Publishing USA ("Macmillan") in December 1998 to recover damages arising from Macmillan's breach of a three-year contract to distribute, through the Caliber Learning Network, training courses on widely-used software application programs. Caliber contends and believes that Macmillan wrongfully failed to pay monies due for certain minimum program commitments under the agreement and failed to reimburse the Company for marketing expenses incurred on behalf of Macmillan. Macmillan has denied the allegations and asserted a counterclaim against Caliber. The Company believes Macmillan's defenses and counterclaims are without merit. The matter has been set for trial commencing June 12, 2000 in the Southern District of Indiana.

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 4. Submission of matters to a vote of security holders

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's common stock has been publicly traded on the NASDAQ National Market since May 5, 1998 under the symbol "CLBR". The quarterly ranges of prices per share since May 5, 1998 are as follows:

Fiscal 1998	High		Low
Second Quarter (from May 5, 1998)	$18	3/4	$15	1/8
Third Quarter	15	7/8	4	3/8
Fourth Quarter	5	15/16	3	7/8
Fiscal 1999	High		Low
First Quarter	5	1/16	1	7/8
Second Quarter	5	3/4	3
Third Quarter	5	1/2	2
Fourth Quarter	4		1	1/16

    As of March 24, 2000 the approximate number of security holders of record was 46.

    The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

    The Company filed its first registration statement under the Securities Act effective May 4, 1998. File No. 333-47565. From the effective date of the registration statement to December 31, 1999, the Company's use of net proceeds from the offering of securities covered thereby was as follows:

Net Offering Proceeds to Issuer	$61,458,500
Use of Proceeds:
Plant, building and facilities	$6,187,000
Working capital	36,083,500
Repayment of indebtedness (1)	7,054,000
Temporary investments:
Cash and cash equivalents	10,923,000
Marketable securities	—
Other expenses:
Payment of accrued dividends (2)	1,211,000

Total	$61,458,500

(1)
Payments were made to Sylvan Learning Systems, Inc., an affiliate of the Company and the beneficial owner of ten percent (10%) or more of the Company's issued and outstanding Common Stock and all of the Company's issued and outstanding 6% Non-Voting Convertible Preferred Stock.
(2)
Payments were made to MCI WorldCom, an affiliate of the Company and the beneficial owner of ten percent (10%) or more of the Company's issued and outstanding Common Stock.

Item 6. Selected Financial Data

	For the Period November 22, 1996 (Date of Inception) Through December 31, 1996	Year ended December 31, 1997	Year ended December 31, 1998	Year ended December 31, 1999
Statement of Operations Data:
Service fee revenue	$—	$—	$13,348,828	$20,055,383
Service fee revenue from related party	—	—	—	2,000,000
Management fee from Sylvan	—	1,199,293	2,066,250	3,977,366

	—	1,199,293	15,415,078	26,032,749
Cost and expenses:
Operating expenses	—	4,442,880	31,575,532	37,320,335
Management fees to Sylvan	480,000	2,400,500	2,000,000	2,000,000
Other selling, general and administrative expenses	1,155,171	8,071,836	10,838,274	8,862,594

	1,635,171	14,915,216	44,413,806	48,182,929
Other income (expense):
Interest income	—	536,100	1,571,078	1,348,787
Interest expense	—	(391,312)	(1,396,864)	(1,440,628)

	—	144,788	174,214	(91,841)

Net loss	(1,635,171)	(13,571,135)	(28,824,514)	(22,242,021)
Dividends accrued on preferred stock	(199,000)	(796,000)	(314,409)	(266,507)

Net loss attributable to common stockholders	$(1,834,171)	$(14,367,135)	$(29,138,923)	$(22,508,528)

Basic and diluted loss per common share attributable to common stockholders	$(.21)	$(1.62)	$(2.61)	$(1.82)

	December 31,
	1996	1997	1998	1999
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$13,000,000	$3,850,440	$32,132,975	$25,923,169
Current assets	13,028,000	5,895,238	37,380,844	31,765,330
Net property, plant and equipment	29,629	8,335,270	24,395,378	21,127,664
Total assets	13,057,629	14,510,389	62,158,955	53,284,177
Current liabilities	1,411,800	7,186,129	9,909,734	12,570,299
Long-term debt, less current portion	—	3,417,181	13,040,854	9,059,318
Stockholder's equity (deficit)	(134,171)	(11,500,356)	37,614,809	15,310,996

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, expenditures to lease property and equipment for the Caliber Learning Centers, future capital requirements, and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: Changes in the financial resources of the Company's clients; timing and extent of acceptance by universities, faculty, corporations, and working adults of Caliber Learning Network as an appropriate way to provide quality education and training; amount of revenues generated by the Company's operations; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; general business and economic conditions; and other risk factors described in the Company's Registration Statement (No. 333-47565) and subsequent reports filed from time to time with the Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

    Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing learning services to corporations and universities using Internet, telecommunications, and multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI WorldCom ("MCI") bringing together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies, and subsequently in March 2000, Caliber assigned its rights and duties under the agreement to Prometric, Inc.

Revenue

    Revenue is generated primarily from learning services provided to corporations, graduate level learning courses, hourly classroom rental and related services. Revenue from courses are recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for the pre-event services when those services are complete. The Company recognizes revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

  Costs and expenses

    The Company incurs operating costs and expenses related to center operating expenses, marketing costs, programming and productions costs, management fees payable to Sylvan and selling, general and administrative expenses. Center operating expenses consist primarily of payroll, lease expense, depreciation and telecommunications costs associated with the Caliber facilities.

    Since its organization in November 1996, Caliber has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal and accounting functions. Additionally, Sylvan provides office space for the Company's operations. Under the Sylvan Management Agreement, the Company agreed to pay Sylvan $4.9 million of management fees incurred from November 22, 1996 through

December 31, 1998. The Company paid Sylvan $2.0 million for these services in 1999. During 1999, the Company developed some its own systems to replace those currently provided by Sylvan but intends to lease space from Sylvan for the foreseeable future. The Company renegotiated the Intercompany Management and Facility Use Agreement at the expiration date of the current agreement and has agreed to pay $1.8 million for services provided by Sylvan in 2000.

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

Fiscal 1999 Compared to Fiscal 1998

    Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following tables sets forth information on the Company's reportable segments:

	Year ended December 31, 1999
	Academic	Corporate	Other Products and Services	Total
Revenue	$2,683,312	$14,514,777	$8,834,660	$26,032,749
Direct Costs	6,422,527	6,265,773	2,363,983	15,052,283

Segment operating income (loss)	$(3,739,215)	$8,249,004	$6,470,677	$10,980,466

	Year ended December 31, 1998
	Academic	Corporate	Other Products and Services	Total
Revenue	$3,699,309	$7,818,798	$3,896,971	$15,415,078
Direct Costs	6,574,784	4,603,622	1,837,516	13,015,922

Segment operating income (loss)	$(2,875,475)	$3,215,176	$2,059,455	$2,399,156

    Revenues in 1999 were $26.0 million, an increase of $10.6 million from the $15.4 million in 1998. The increase in revenues in 1999 was a result of revenue increases of $6.7 million and $4.9 million in the Company's Corporate and Other Products and Services business segments, respectively, offset by a decrease of $1.0 million in the Company's Academic business segment. The Company's Corporate and Other Products and Services business segments have grown from the prior year due to the increase in the number of events. Revenues from the related party of $2 million are included in the Corporate segment. The decrease in the Company's Academic segment was due to the lack of Year 2000 training programs during 1999, partially offset by a increase in the number of events in the Company's other Academic programs. Revenues related to the Year 2000 training programs in 1998 were approximately $3.0 million.

    Direct costs for the segments were $15.1 million in 1999, an increase of $2.1 million when compared to $13.0 million in 1998. This increase was primarily attributable to the $1.7 million increase in Corporate direct costs and an increase of $526,000 in Other Products and Services direct costs related to increased labor, marketing and consulting costs to support a greater number of programs in each of these segments. The Academic segment's operating loss of $3.7 million reflects enrollments not yet sufficient to cover the start-up and development costs of payroll, marketing and programming and production for these various programs.

    Other operating expenses that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in 1999 increased to $22.3 million, an increase of

$3.7 million when compared to the $18.6 million in 1998. This increase was mainly attributable to the $2.6 million increase in depreciation and amortization expense related to a full year of depreciation expense of fixed assets that were placed in service during 1998.

    Management fees to Sylvan remained constant at $2.0 million due to the contractually negotiated terms between Caliber and Sylvan.

    Selling, general and administrative expenses in 1999 decreased to $8.9 million, a decrease of $1.9 million from the $10.8 million in 1998. This decrease was primarily attributable to the Company incurring development stage costs for consulting and programming and production in 1998 and a reduction in bad debt expense between years of $601,000.

    Interest income in 1999 was $1.3 million, a decrease of $222,000 compared to the $1.6 million in 1998. This decrease was due to the decrease in the balance of the Company's short-term investments during 1999. Interest expense in 1999 was $1.4 million, an increase of $44,000 compared to 1998. The increase was due primarily to no interest being incurred on borrowings from Sylvan in 1999 as these borrowings were repaid in full concurrent with the Company's initial public offering in May 1998, offset by interest expense being incurred on a larger capital lease balance in 1999.

    The Company recorded a net deferred tax asset of $25.5 million as of December 31, 1999. This deferred tax asset was principally from the allowance for doubtful accounts and net operating loss carryforwards. Income tax regulations contain provisions which may limit the use of net operating loss carryforwards in any given year if certain events occur, including changes in ownership of the Company. The Company has established a valuation allowance for the entire amount of its net deferred tax asset due to uncertainties regarding future taxable income.

Fiscal 1998 Compared to Fiscal 1997

    Caliber generates revenues from three business segments: Academic, Corporate and Other Products and Services. The following table sets forth information on the Company's reportable segments:

	Year ended December 31, 1998
	Academic	Corporate	Other Products and Services	Total
Revenues	$3,699,309	$7,818,798	$3,896,971	$15,415,078
Direct costs	6,574,784	4,603,622	1,837,516	13,015,922

Segment operating income (loss)	$(2,875,475)	$3,215,176	$2,059,455	$2,399,156

	Year ended December 31, 1997
	Academic	Corporate	Other Products and Services	Total
Revenues	$—	$—	$1,199,293	$1,199,293
Direct costs	—	—	—	—

Segment operating income	$—	$—	$1,199,293	$1,199,293

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

    Other operating expenses that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in 1998 increased to $18.6 million, an increase of $14.2 million from the $4.4 million in 1997. The increase resulted mainly from increased operating lease expense, depreciation and amortization expense, and field payroll expense due to the growth in the number of Caliber centers. At December 31, 1998, 42 Caliber centers were operational compared to only 19 at the end of 1997. In addition, 1998 operating expenses reflect a full year of campus operating expenses for the 19 campuses open at the end of 1997 as compared to a partial year in 1997.

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

Liquidity and Capital Resources

    Net cash used in operating activities decreased to $15.0 million in 1999 compared to $28.3 million in 1998. This decrease was primarily attributable to a smaller net loss before depreciation and amortization of $9.2 million in 1999 and the repayment of management fees and interest to Sylvan of $3.2 million in 1998.

    Net cash provided by investing activities was $5.5 million in 1999 compared to net cash used in investing activities of $12.6 million in 1998. This change was primarily attributable to a lower amount of purchases of property and equipment in 1999 and the sale of available-for-sale securities in 1999, offset by proceeds received from the Company's landlords to fund buildout costs at Caliber facilities in 1998.

    Net cash provided by financing activities decreased to $11.5 million in 1999 compared to $61.0 million in 1998. This decrease was primarily attributable to the net proceeds of the Company's initial public offering in May 1998 of $61.4 million, partially offset by the proceeds of approximately $15.0 million from the issuance of Series A Redeemable Convertible Preferred Stock financing in October 1999.

    As of December 31, 1999, the Company had cash and cash equivalents of $25.9 million, and $1.9 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations into the fourth quarter of 2000. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow from operations and expected capital expenditures into the fourth quarter of 2000. The Company, therefore, may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

Year 2000 Compliance

    As of the filing date of this Annual Report on Form 10-K, the Company has not experienced any material Year 2000 issues arising from its systems or those of its material vendors and suppliers. If there are ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to the third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date.

    The Company has not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs have consisted primarily of personnel expense for employees who have had only a portion of their time dedicated to the Year 2000 remediation effort. It has been the Company's policy to expense these costs as incurred. These costs have been funded through operating cash flows.

    In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the business or results of operations of the Company, and is not expected to have a material impact on the Company's financial condition. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements.

    The Company is exposed to market risk related to changes in interest rates. Interest expense and interest income is most sensitive to changes in the general level of U.S. interest rates. The Company's investments consist principally of high quality corporate debt instruments and commercial paper. Generally, these instruments have maturities of less than three months which mitigates their sensitivity to changes in interest rates. The Company does not use derivative financial instruments to manage exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

    The financial statements of the Company are included on pages 18 through 34 of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no changes in accountants, disagreements, or other events requiring reporting under this item.

PART III

Item 10. Directors and Executive Officers of Caliber Learning Network, Inc.

    Information required will be set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, to be filed on or before April 29, 2000, which is incorporated by reference.

    Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 will be set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

Item 11. Executive Compensation

    Information required will be set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

Item 12. Security Ownership and Certain Beneficial Owners and Management

    Information required will be set forth under the caption "Security Ownership" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

    Information required will be set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Report:

1. Financial Statements

      The response to this portion of Item 14 is submitted as a separate section of this Report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts
Caliber Learning Network, Inc.

	Year ended December 31
	1997	1998	1999
Beginning balance	$—	$—	$2,676,000
Provision for bad debts	—	2,676,000	2,075,000
Writeoffs	—	—	(1,023,056)

Ending Balance	$—	$2,676,000	$3,727,944

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Reports on Form 8-K:

      On October 26, 1999, Caliber filed a report on Form 8-K, pursuant to Item 5 on such form, to report the sale of 150,000 shares of its Series A Redeemable Convertible Preferred Stock ("Preferred Stock") to three funds managed by Fleming Asset Management. Caliber raised $15,000,000 through the sale of the Preferred Stock.

3. Exhibits

(a)
Exhibits:

Exhibit No.		Description
3.01		Articles of Amendment and Restatement of the Charter*
3.02		Bylaws *
4.01		Specimen Common Stock Certificate*
4.02		Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*
4.03		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Fund III, L.P.**
4.04		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Offshore Fund III, L.P.**
4.05		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Robert Fleming Nominees Limited**
10.01	(a)	1997 Stock Option Plan*
10.01	(b)	1998 Stock Incentive Plan*
10.10		Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*
10.11		Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*
23.01		Consent of Ernst & Young LLP
27.01		Financial Data Schedule for the year ended December 31, 1999

      *Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).

      **Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2000.

CALIBER LEARNING NETWORK, INC.
BY:	/S/ CHRIS L. NGUYEN Chris L. Nguyen President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2000.

Signature	Title	Date

/s/ R. CHRISTOPHER HOEHN-SARIC R. Christopher Hoehn-Saric	Chairman of the Board of Directors	March 30, 2000
/s/ DOUGLAS L. BECKER Douglas L. Becker	Vice Chairman of the Board of Directors	March 30, 2000
/s/ CHRIS L. NGUYEN Chris L. Nguyen	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2000
/s/ RICK P. FRIER Rick P. Frier	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2000
/s/ ERNEST ANASTASIO Ernest Anastasio	Director	March 30, 2000
/s/ SUSAN MAYER Susan Mayer	Director	March 30, 2000
/s/ JOHN P. HILL John P. Hill	Director	March 30, 2000
/s/ JANEEN M. ARMSTRONG Janeen M. Armstrong	Director	March 30, 2000
/s/ ROBERT L. BURR Robert L. Burr	Director	March 30, 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Caliber Learning Network, Inc.

    We have audited the accompanying balance sheets of Caliber Learning Network, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliber Learning Network, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/ Ernst & Young LLP

Baltimore, Maryland
February 11, 2000

Caliber Learning Network, Inc.
Balance Sheets

	December 31
	1998	1999
Assets
Current assets:
Cash and cash equivalents	$23,878,801	$25,923,169
Available-for-sale securities	8,254,174	—
Accounts receivable, less allowance of $2,676,000 in 1998 and 3,727,944 in 1999	4,956,455	3,727,637
Receivable from related party	—	2,000,000
Prepaid expenses and other assets	291,414	114,524

Total current assets	37,380,844	31,765,330
Property and equipment:
Furniture and fixtures	2,956,803	3,059,913
Computer equipment and software	15,988,614	18,823,316
Leasehold improvements	10,045,476	10,628,772

	28,990,893	32,512,001
Accumulated depreciation and amortization	(4,595,515)	(11,384,337)

	24,395,378	21,127,664
Other assets	382,733	391,183

Total assets	$62,158,955	$53,284,177

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,530,015	$4,443,697
Payable to related party	1,345,776	2,961,809
Accrued dividends payable	98,720	73,720
Current portion of deferred tenant allowances	362,370	375,846
Current portion of capital lease obligations due to related party	3,572,853	4,715,227

Total current liabilities	9,909,734	12,570,299
Deferred tenant allowances, less current portion	1,593,558	1,190,757
Capital lease obligations due to related party, less current portion	13,040,854	9,059,318
Commitments and contingencies	—	—
7.5% Series A Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—225,000; issued and outstanding shares of 150,000 in 1999; liquidation preference of $100 per share aggregating $15,000,000 plus accrued dividends	—	15,152,807
Stockholders' equity:
6% Non-Voting Convertible Preferred Stock, $.01 par value;
Authorized shares—5,167,328; issued and outstanding shares of 5,167,328 in 1998 and 1999	51,674	51,674
Common stock, $.01 par value;
Authorized shares—49,775,000; issued and outstanding shares of 12,299,654 in 1998 and 12,443,797 in 1999	122,997	123,981
Additional paid-in capital	81,669,958	81,607,182
Accumulated deficit	(44,229,820)	(66,471,841)

Total stockholders' equity	37,614,809	15,310,996

Total liabilities and stockholders' equity	$62,158,955	$53,284,177

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.
Statements of Operations

	Year ended December 31, 1997	Year ended December 31, 1998	Year ended December 31, 1999
Revenues:
Service fee revenue	$—	$13,348,828	$20,055,383
Service fee revenue from related party	—	—	2,000,000
Management fee from Sylvan	1,199,293	2,066,250	3,977,366

	1,199,293	15,415,078	26,032,749
Cost and expenses:
Operating expenses	4,442,880	31,575,532	37,320,335
Management fees to Sylvan	2,400,500	2,000,000	2,000,000
Other selling, general and administrative expenses	8,071,836	10,838,274	8,862,594

	14,915,216	44,413,806	48,182,929
Other income (expense):
Interest income	536,100	1,571,078	1,348,787
Interest expense	(391,312)	(1,396,864)	(1,440,628)

	144,788	174,214	(91,841)

Net loss	(13,571,135)	(28,824,514)	(22,242,021)
Dividends accrued on preferred stock	(796,000)	(314,409)	(266,507)

Net loss attributable to common stockholders	$(14,367,135)	$(29,138,923)	$(22,508,528)

Basic and diluted loss per common share attributable to common stockholders	$(1.62)	$(2.61)	$(1.82)

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.
Statements of Stockholders' Equity

	6% Non-Voting Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at January 1, 1997	$—	$34,367	$51,674	$—	$9,613,959	$(8,000,000)	$(1,834,171)	$(134,171)
Issuance of 245,813 shares of Class A Common Stock for cash	—	2,457	—	—	247,851	—	—	250,308
Issuance of 147,471 shares of Class A Common Stock to employees as compensation	—	1,476	—	—	98,524	—	—	100,000
Stock options to purchase 36,820 shares of Class A Common Stock granted to non-employees	—	—	—	—	15,000	—	—	15,000
Payment of stock subscription	—	—	—	—	—	2,635,642	—	2,635,642
Loss for the year ended December 31, 1997	—	—	—	—	—	—	(13,571,135)	(13,571,135)
Dividends on 8% Series A Convertible Preferred Stock	—	—	—	—	(796,000)	—	—	(796,000)

Balance at December 31, 1997	—	38,300	51,674	—	9,179,334	(5,364,358)	(15,405,306)	(11,500,356)
Issuance of 18,750 shares of Class A Common Stock	—	188	—	—	149,812	—	—	150,000
Conversion of 3,848,736 shares of Class A Common Stock into 3,848,736 shares of Common Stock	—	(38,488)	—	38,488	—	—	—	—
Conversion of 5,167,328 shares of Class B Common Stock into 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock	51,674	—	(51,674)	—	—	—	—	—
Conversion of 2,442,513 shares of Series B Redeemable Convertible Preferred Stock into 2,442,513 shares of Common Stock	—	—	—	24,425	9,975,575	—	—	10,000,000
Conversion of 1,227,393 shares of Series B Redeemable Junior Convertible Preferred Stock into 1,227,393 shares of Common Stock	—	—	—	12,274	1,287,726	—	—	1,300,000
Payment of stock subscription	—	—	—	—	—	5,364,358	—	5,364,358
Issuance of 4,775,000 shares of common stock, net of offering costs of $738,278	—	—	—	47,750	61,384,472	—	—	61,432,222
Proceeds from exercise of stock options	—	—	—	60	7,448	—	—	7,508
Loss for the year ended December 31, 1998	—	—	—	—	—	—	(28,824,514)	(28,824,514)
Dividends on 8% Series A Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock	—	—	—	—	(314,409)	—	—	(314,409)

Balance at December 31, 1998	51,674	—	—	122,997	81,669,958	—	(44,229,820)	37,614,809
Proceeds from exercise of stock options	—	—	—	45	47,495	—	—	47,540
Proceeds from purchase of shares by employees under the employee stock purchase program	—	—	—	939	156,236	—	—	157,175
Loss for the year ended December 31, 1999	—	—	—	—	—	—	(22,242,021)	(22,242,021)
Dividends on 6% Non-Voting Convertible Preferred Stock ($.01 per share) and 7.5% Series A Redeemable Convertible Preferred Stock ($1.38 per share)	—	—	—	—	(266,507)	—	—	(266,507)

Balance at December 31, 1999	$51,674	$—	$—	$123,981	$81,607,182	$—	$(66,471,841)	$15,310,996

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.

Statements of Cash Flows

	Year ended December 31
	1997	1998	1999
Operating activities
Net loss	$(13,571,135)	$(28,824,514)	$(22,242,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	388,483	4,207,032	6,788,822
Non-cash compensation	115,000	—	—
Negative amortization of capital lease obligations charged to interest expense	87,057	968,216	—
Amortization of deferred tenant allowances recorded as a reduction of rent expense	—	(176,109)	(389,325)
Changes in operating assets and liabilities:
Accounts receivable, net	10,600	(4,939,055)	1,228,818
Receivable from related party	—	—	(2,000,000)
Other receivables	—	—	—
Prepaid expenses and other assets	(51,578)	(177,640)	122,304
Accounts payable and accrued expenses	991,533	2,464,579	(86,318)
Payable to related party	—	1,345,776	1,616,033
Management fee payable to Sylvan	2,400,500	(2,880,500)	—
Interest payable to Sylvan	301,784	(301,784)	—

Net cash used in operating activities	(9,327,756)	(28,313,999)	(14,961,687)
Investing activities
Purchases of property and equipment	(4,215,073)	(6,866,873)	(2,804,930)
Purchase of available-for-sale securities	—	(8,254,174)
Proceeds from sales of available-for-sale securities	—	—	8,254,174
Proceeds from sale-leaseback of property and equipment	—	540,690	—
Proceeds from deferred tenant allowances	—	2,070,022	54,586
Increase in other assets	(279,881)	(102,852)	(8,450)

Net cash (used in) provided by investing activities	(4,494,954)	(12,613,187)	5,495,380
Financing activities
Issuance of common stock in initial public offering, net of offering costs of $738,278	—	61,432,222	—
Borrowings from Sylvan	1,787,200	—	—
Repayments of loan from Sylvan	—	(3,000,000)	—
Issuance of Class A common stock	250,308	150,000	—
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $53,700	—	—	14,946,300
Proceeds from purchase of shares under the employee stock purchase program	—	—	157,175
Proceeds from exercise of stock options	—	7,508	47,540
Payment of subscription receivable	2,635,642	5,364,358	—
Payment of capital lease obligations	—	(1,787,852)	(3,555,340)
Payment of accrued dividends on preferred stock	—	(1,210,689)	(85,000)

Net cash provided by financing activities	4,673,150	60,955,547	11,510,675

Net increase (decrease) in cash and cash equivalents	(9,149,560)	20,028,361	2,044,368
Cash and cash equivalents, beginning of period	13,000,000	3,850,440	23,878,801

Cash and cash equivalents, end of period	$3,850,440	$23,878,801	$25,923,169

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.

Notes to Financial Statements

December 31, 1999

1. Summary of Significant Accounting Policies

  Description of Business

    Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing learning services to corporations and universities using Internet, telecommunications, and multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI WorldCom ("MCI") to bring together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI.

    Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. These centers may be converted into centers capable of delivering Caliber programs. The Company's obligations under this agreement terminated in March 2000 after Caliber assigned the agreement to Prometric, Inc.

  Reclassification

    Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to the presentation used in 1999.

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

  Revenue Recognition

    Revenue is generated primarily from learning services provided to corporations, graduate level learning courses, hourly classroom rental and related services. Revenue from courses are recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for Caliber to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for the pre-event services when those services are complete. The Company recognizes revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination.

  Advertising

    Costs of advertising are expensed as incurred. Advertising expense totaled $259,687, $4,071,549 and $2,012,240 in 1997, 1998 and 1999, respectively.

  Stock Options Granted to Employees

    The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not elected. The Company has supplementally disclosed in these financial statements the required pro forma information as if the fair value method had been elected.

2. Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31, 1997	Year ended December 31, 1998	Year ended December 31, 1999
Numerator:
Net loss	$(13,571,135)	$(28,824,514)	$(22,242,021)
Preferred stock dividends	(796,000)	(314,409)	(266,507)

Net loss attributable to common stockholders	$(14,367,135)	$(29,138,923)	(22,508,528)

Denominator:
Weighted average number of shares of common stock outstanding during the period	8,747,300	11,127,121	12,338,195
Shares of common stock issued for a nominal value	147,471	50,643	—

Denominator for loss per share	8,894,771	11,177,764	12,338,195

Basic and diluted loss per share	$(1.62)	$(2.61)	$(1.82)

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

    Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stocks and stock options.

3. Supplemental Disclosure of Cash Flow Information

	Year ended December 31, 1997	Year ended December 31, 1998	Year ended December 31, 1999
Non-cash investing and financing activities:
Equipment acquired under capital lease	$3,946,019	$13,400,271	$716,178
Dividends accrued on 7.5% Series A Redeembable Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock	796,000	314,409	266,507
Interest paid	—	1,788,176	1,440,628

4. Management Fee Payable to Sylvan

    During all periods presented, the Company purchased under a Management and Facility Use Agreement with Sylvan specified management, accounting and administrative services. In addition, this agreement provides for the use by the Company of certain office space under lease to Sylvan. For the period from inception through December 31, 1997, the Company was charged $2,880,500 under the agreement. Annual management fees in each of 1998 and 1999 were $2.0 million, and $1.8 million will be payable in 2000.

5. Related Party Transactions

    The Company utilizes a centralized disbursement function managed by Sylvan. During 1998 and 1999, Sylvan paid certain amounts on behalf of the Company related to payroll and other expenses. Amounts payable to Sylvan related to these transactions were $1,345,776 and $2,961,809 at December 31, 1998 and 1999, respectively.

    During the third quarter of 1999, the Company entered into a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, in which two directors of the Company own a minority interest. For the year ended December 31, 1999, $2,000,000 of revenues have been earned under this agreement and are due in 2000.

6. Capital Leases

    MCI WorldCom, a stockholder of the Company, has agreed to provide an aggregate of $20.0 million in lease financing or lease guarantees for the purchase of furniture and equipment. At December 31, 1999, approximately $1.9 million of this commitment remains available.

    Property and equipment includes the following amounts for leases that have been capitalized at December 31, 1999:

Furniture and fixtures	$632,265
Computer equipment and software	14,091,800
Leasehold improvements	3,338,403

18,062,468
Less: Accumulated amortization	(6,833,416)

$11,229,052

    Amortization of leased assets is included in depreciation and amortization expense.

    Future minimum payments under capital lease obligations consist of the following at December 31, 1999:

2000	5,722,461
2001	5,710,596
2002	3,032,276
2003	1,089,324
2004	42,319

Total minimum lease payments	15,596,976
Amounts representing interest	(1,822,431)

Present value of net minimum lease payments (including current portion of $4,715,227)	$13,774,545

7. Initial Public Offering and Recapitalization

    In May 1998, the Company completed an initial public offering of its Common Stock. The net proceeds to the Company from the sale of the 4,500,000 shares of Common Stock offered therein were approximately $58.1 million. Also during May 1998, the underwriters of the initial public offering exercised their over-allotment option in full. The net proceeds to the Company from this sale of an additional 275,000 shares of its Common Stock was approximately $3.6 million.

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

8. Preferred Stock

    The Company has two series of Preferred Stock outstanding at December 31, 1999, 6% Non-Voting Convertible Preferred Stock and 7.5% Series A Redeemable Convertible Preferred Stock.

    The 6% Non-Voting Convertible Preferred Stock issued in connection with the 1998 recapitalization described in Note 7 is convertible into one share of Common Stock at the option of the holder at any time after May 2000. Dividends of $60,000 per year are cumulative and were first payable in May 1999.

    In October 1999, the Company issued 150,000 shares of 7.5% Series A Redeemable Convertible Preferred Stock ("Series A") for a total aggregate purchase price of $15 million. The Series A was issued with the following terms:

Redemption Rights

    The Series A is redeemable in whole on October 25, 2004. The redemption amount is $100 per share plus all accrued and unpaid dividends.

Conversion Rights

    The Series A is convertible into Common Stock at the option of the holder at any time. Each share of the Series A is initially convertible into Common Stock at a conversion price of $5.50 per share and will be adjusted to provide for certain subsequent issuances of Common Stock which would result in diluting the Series A holders.

Dividends

    The holders of the Series A are entitled to receive quarterly cumulative dividends at a rate of 7.5% per annum. Accrued dividends may be payable at the election of the Company in cash or additional shares of Series A.

Liquidation

    Each share of Series A has a preference on liquidation equal to $100 per share plus all accrued and unpaid dividends.

Voting Rights

    Each share of Series A has substantially the same voting rights as the number of shares of Common Stock into which it can be converted.

Fair Value

    At December 31, 1999, the fair value of the Series A approximates its carrying value. This estimate of fair value considered the value of the conversion feature at December 31, 1999, the dividend rate, and the redemption value on October 25, 2004.

9. Warrant and Shares Reserved for Future Issuance

    The Company at December 31, 1999 has reserved 2,270,690 shares of Common Stock for future issuance upon the exercise of stock options eligible for granting or previously granted under the 1997 and 1998 Plans (see Note 10), 2,727,273 shares of Common Stock issuable upon the conversion of the 7.5% Series A Redeemable Convertible Preferred Stock, 5,167,328 shares of Common Stock issuable upon the conversion of the 6% Non-Voting Convertible Preferred Stock and 200,000 shares issuable under the Employee Stock Purchase Plan.

    In addition, a warrant to purchase 1,193,573 shares of Common Stock for $3.169 per share was outstanding at December 31, 1999. This warrant expires on November 22, 2006.

10. Stock Compensation Plan

    Effective April 30, 1997, the Company adopted the Caliber Learning Network, Inc. 1997 Stock Option Plan (the "1997 Plan") which is administered by the Board of Directors. The 1997 Plan provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 1,227,400 shares of Common Stock to eligible employees, officers, and consultants of the Company. Effective February 17, 1998, the Company terminated the 1997 Plan except in respect to awards outstanding as of that date.

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

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1998 and 1999 is as follows:

	Year ended December 31, 1997		Year ended December 31, 1998		Year ended December 31, 1999
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of year	—	$—	1,070,047	$1.07	1,176,399	$2.21
Granted	1,127,735	1.07	206,165	7.62	118,500	5.20
Excercised	—	—	(6,994)	1.07	(45,276)	1.05
Forfeited	(57,688)	1.02	(92,819)	1.05	(205,879)	1.42

Outstanding, end of year	1,070,047	$1.07	1,176,399	$2.21	1,043,744	$2.81

Excercisable at end of year	—		195,420		339,514

Weighted average grant-date fair value of options granted during the year	$0.26		$3.31		$3.55

    Exercise prices for options outstanding as of December 31, 1999 ranged from $1.02 to $14.31 as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Excercise Prices of Options Outstanding	Weighted-Average Remaining Contractual Life of Options Outstanding	Options Excercisable	Weighted-Average Exercise Prices of Options Excercisable
$1.02– 3.88	806,559	$1.16	7.62	313,982	$1.11
$4.12–$5.38	113,500	$5.30	9.45	1,000	$4.81
$8.00–$14.31	123,685	$12.19	8.51	24,532	$10.91

    To determine the pro forma data required by Statement No. 123, the Company used option pricing models to measure the fair value of options at the date of grant. For all option grants prior to May 5, 1998 (the initial public offering date), the Company used the minimum value method to calculate pro forma compensation expense. For all grants after May 5, 1998, the Company used the Black-Scholes option pricing model.

    The minimum value method calculates the fair value of options as the excess of the estimated fair value of the underlying stock at the date of grant over the present value of both the exercise price and the expected dividend payment, each discounted at the risk-free rate, over the expected life of the option. In determining the estimated fair value of granted stock options under the minimum value method, the risk-free interest rate was assumed to be 5.5%, the dividend yield was estimated to be 0% and the expected life of granted options varied from one to five years depending upon the vesting period.

    Options valued using the Black-Scholes option pricing model assumed the following: risk-free interest rate of 5.5% in 1998 and 1999, dividend yields of 0% in 1998 and 1999, volatility factors of the expected market price of the Company's common stock of 1.04 in 1998 and .792 in 1999 and an expected life of the granted options, which varied from one to five years depending upon the vesting period.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss attributable to common stockholders was $14.4 million, $29.3 million and $22.7 million for the years ended December 31, 1997, 1998 and 1999 respectively. Pro forma basic and diluted loss per share attributable to common stockholders was $(1.62), $(2.62) and (1.84) for the years ended December 31, 1997, 1998 and 1999, respectively.

11. Income Taxes

    At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $64.7 million, which will begin to expire in 2011. Income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interest.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	1997	1998	1999
Net operating loss carryforwards	$5,706,282	$16,723,624	$24,984,793
Start-up costs capitalized for tax purposes	236,367	182,850	129,330
Allowance for doubtful accounts	—	1,033,471	1,439,732
Deferred revenue	—	93,396	123,629
Other	193	114,118	162,143

Total deferred tax assets	5,942,842	18,147,459	26,839,627

Tax over book depreciation	73,947	1,135,182	1,290,885
Other	11,075	34,339	21,402

Total deferred tax liabilities	85,022	1,169,521	1,312,287

Net future income tax benefit	5,857,820	16,977,938	25,527,340
Valuation allowance for deferred tax assets	(5,857,820)	(16,977,938)	(25,527,340)

Net deferred tax assets	$—	$—	$—

    The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the reported net loss is as follows:

	December 31
	1997	1998	1999
Tax benefit at U.S. federal statutory rate	$(4,614,186)	$(9,800,335)	$(7,562,287)
Effect of permanent differences	11,177	11,910	32,148
State income taxes	(626,986)	(1,331,693)	(1,027,581)
Other	—	—	8,318
Increase in valuation allowance	5,229,995	11,120,118	8,549,402

Total	$—	$—	$—

12. Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At December 31, 1999, 60% of accounts receivable was due from three customers.

13. Operating Leases

    The Company conducts all of its operations from leased facilities under operating leases that have terms of up to ten years and generally contain renewal options and rental escalation clauses. The rental payments under certain leases are based on minimum fixed rentals plus a percentage of revenues earned at the location.

    Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:

2000	$4,151,609
2001	4,110,027
2002	3,723,732
2003	2,339,179
2004	1,611,514
Thereafter	504,297

Total	$16,440,358

    The Company incurred rent expense of $1,132,320, $5,194,910 and $5,148,566 in 1997, 1998 and 1999, respectively.

14. Defined Contribution Retirement Plan

    Employees of the Company are eligible to participate in a defined contribution retirement plan sponsored by Sylvan. The provisions of the plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary contributions by the employer, which are allocated to eligible participants based upon compensation. All employees are eligible after meeting certain age and service requirements. The Company made contributions of $5,534, $30,337 and $85,852 for the years ended December 31, 1997, 1998 and 1999, respectively.

15. Business Segment Information

  Description of Segments

    The Company provides high-quality continuing educational and training services through three distinct operating segments. A description of each segment is provided below.

  Academic Segment

    Caliber distributes lifelong learning programs to working adults through alliances with prominent universities. Caliber has focused initially on establishing alliances with universities having national reputations in the fields of health care, management development, information technology, engineering and education.

  Corporate Segment

    The Company markets the Caliber network to Fortune 1000 corporations, as a solution to their corporate communications, professional development and training needs. Caliber makes its network available to corporations to provide nationwide distribution of corporate communications, professional development and training programs.

  Other Products and Services Segment

    Caliber's Other Products and Services Segment principally consist of training services and test administration services, as well as a developing portfolio of solutions designed to maximize the revenue generating capabilities of the Caliber Learning Network and achieve the fullest possible utilization of the network infrastructure and Company personnel.

  Measurement of Segment Profit or Loss and Segment Assets

    The Company evaluates the performance of its operating segments and allocates resources based on an internally defined measure of operating income. Operating income is defined as revenue less certain direct costs that are directly attributable to the activities of the operating segment. These direct costs include labor, production and delivery costs to develop and facilitate various programs, and costs to market the services provided by each operating segment. Unallocated expenses, consisting principally of lease expense, deprecation and amortization expense, and payroll expense are not directly attributable to the operating segments and are not otherwise allocated. The Company does not allocate assets to its reportable segments as assets are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company as described in Note 1 of the financial statements. There are no significant intersegment sales or transfers.

  Factors Management Uses to Identify the Company's Reportable Segments

    The Company's reportable segments are business lines that offer distinct products and services. The segments are managed separately as they have different customer bases.

    The following table sets forth information on the Company's reportable segments:

	Year ended December 31, 1997
	Academic	Corporate	Other Products and Services	Total
Revenues	$—	$—	$1,199,293	$1,199,293
Direct costs	—	—	—	—

Segment operating income	$—	$—	$1,199,293	$1,199,293

	Year ended December 31, 1998
	Academic	Corporate	Other Products and Services	Total
Revenues	$3,699,309	$7,818,798	$3,896,971	$15,415,078
Direct costs	6,574,784	4,603,622	1,837,516	13,015,922

Segment operating income (loss)	$(2,875,475)	$3,215,176	$2,059,455	$2,399,156

	Year ended December 31, 1999
	Academic	Corporate	Other Products and Services	Total
Revenues	$2,683,312	$14,514,777	$8,834,660	$26,032,749
Direct costs	6,422,527	6,265,773	2,363,983	15,052,283

Segment operating income (loss)	$(3,739,215)	$8,249,004	$6,470,677	$10,980,466

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the year ended December 31, 1997 and 1998.

	1997	1998	1999
Segment operating income	$1,199,293	$2,399,156	$10,980,466
Unallocated operating expenses:
Operating lease expense	(1,132,320)	(5,194,910)	(5,148,566)
Depreciation and amortization	(388,483)	(4,207,032)	(6,788,822)
Field payroll expense	(2,480,223)	(5,344,185)	(5,323,468)
Other	(441,854)	(3,813,483)	(5,007,196)
General and administrative expenses	(8,071,836)	(10,838,274)	(8,862,594)
Management fee payable to Sylvan	(2,400,500)	(2,000,000)	(2,000,000)
Other income (expense)	144,788	174,214	(91,841)

Net loss	$(13,571,135)	$(28,824,514)	$(22,242,021)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. The Company had one customer in the Corporate Segment that represented 11% of revenues for the year ended December 31, 1999.

16. Commitment and Contingencies

    From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consultation with legal counsel, is of the opinion that the outcome of such matters will not have a material impact on the financial position of the Company.

Exhibit 23.01

Consent of Independent Auditors

    We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-61089) pertaining to the Caliber Learning Network, Inc. 1998 Stock Incentive Plan, of our report dated February 11, 2000, with respect to the financial statements and schedule of Caliber Learning Network, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                          /S/ ERNST & YOUNG LLP

Baltimore, Maryland
March 22, 2000

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
PART II
PART III
PART IV
Schedule II—Valuation and Qualifying Accounts Caliber Learning Network, Inc.
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
Caliber Learning Network, Inc. Balance Sheets
Caliber Learning Network, Inc. Statements of Operations
Consent of Independent Auditors