Form 10-K/A
period 1999-12-31
CALIBER LEARNING NETWORK INC
filed 2000-05-01
CIK 1057187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or this amendment on Form 10-K/A. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $28,767,916 as of April 26, 2000.

    The registrant had 12,453,643 shares of Common Stock outstanding as of April 26, 2000.

    This Annual Report on Form 10-K/A provides the information required in Part III. The date of the Registrant's Annual Meeting of Stockholder's has been changed to June 14, 2000. Registrant is hereby amending Items 10-13 of the Registrant Form 10-K to read as follows:

Item 10. Directors and Executive Officers of Caliber Learning Network, Inc.

    Caliber's Board of Directors is composed of nine directors separated into three equal classes, with each class serving a three-year term. During 1999, the Board of Directors approved an increase in the number of directorships from six to nine. As a result, a single vacancy was created in each of Class II, Class III and Class I. To fill the vacancy in Class II, the directors appointed Robert L. Burr as a Class II director on October 27, 1999. To fill the vacancy in Class I, the directors appointed Chris L. Nguyen as a Class I director on April 14, 2000. To fill the vacancy in Class III, the directors appointed Ed Mullen as a Class III director on April 14, 2000. Messers. Burr, Nguyen and Mullen were elected to serve until the annual meeting. Two directors serve in Class II and are subject to re-election for a three-year term beginning at the 2000 Annual Meeting. Two directors serve in Class III and are subject to re-election for a three-year term beginning at the 2001 Annual Meeting. Two directors serve in Class I and are subject to re-election for a three-year term beginning at the 2002 Annual Meeting.

    Three Class II directors are to be elected at the Annual Meeting to serve until the 2003 Annual Meeting or until their successors are duly elected and qualified. The Board of Directors has nominated Mr. Burr, Mr. Hoehn-Saric and Mr. Hill to serve as Class II directors for the term indicated. All nominees are currently members of the Board. One Class III director is to be elected at the Annual Meeting to serve until the 2002 Annual Meeting or until his successor is duly elected and qualified. The Board of Directors has nominated Mr. Nguyen to serve as a Class III director. One Class I director is to be elected at the Annual Meeting to serve until the 2001 Annual Meeting or until his successor is duly elected and qualified. The Board of Directors has nominated Mr. Mullen to serve as a Class I director.

Information Concerning Nominees

    The following table presents information concerning persons nominated by the Board of Directors for election at the Annual Meeting as Class I, II, and III directors of the Company.

Name and Age	Director Since	Nominated for Term Expiring	Principal occupation, directorships with public companies and other information
R. Christopher Hoehn-Saric (37)	November 1996	2003 Annual Meeting	Mr. Hoehn-Saric has served as Caliber's Chairman of the Board of Directors since November 1996. From November 1996 until February 1998, Mr. Hoehn-Saric also served as Caliber's Co-Chief Executive Officer. Mr. Hoehn-Saric has served as Chairman of the Board of Directors of Sylvan Learning Systems, Inc. ("Sylvan") since April 1993 and as Sylvan's Co-Chief Executive Officer since December 1995. From 1988 to 1993, he served as Sylvan's President. He also is a principal in Sterling Capital, Ltd., an investment partnership.
John P. Hill (65)	November 1996	2003 Annual Meeting	Mr. Hill has served as a director of Caliber since November 1996. Mr. Hill has been self-employed as a financial consultant since 1975. Prior to 1975, Mr. Hill held various staff and supervisory positions with public accounting firms, the Board of Governors of the Federal Reserve System, and the Securities and Exchange Commission.
Edward E. Mullen (46)	April 2000	2001 Annual Meeting	Mr. Mullen has been a director of Caliber since April 2000. Most recently Mr. Mullen was president of MSGi an integrated internet and marketing services industry leader. During his tenure, he created and served as CEO of Wired Empire. Prior to MSGi, Mr. Mullen served as president and CEO of CMG Direct Corporation and before that was the founding President of the Interactive Media Council, MIMC.
Robert L. Burr (50)	October 1999	2003 Annual Meeting	Mr. Burr has served as a director of Caliber since October 1999. Since 1995 he has been director of investment management for Robert Fleming, Inc. From 1992 to 1995 he was a Senior Vice President of investment banking for Kidder Peabody & Co.
Chris L. Nguyen (39)	April 2000	2002 Annual Meeting	Mr. Nguyen has served as a director of Caliber since April 1999 and as the President and Chief Executive Officer of Caliber since May 1998. Prior to 1998, Mr. Nguyen held various senior management roles with Sylvan Learning Systems, Inc.

Information Concerning Continuing Directors

Name and Age	Director Since	Term Expires	Principal occupation, directorships with public companies and other information
Janeen M. Armstrong (36)	November 1996	2002 Annual Meeting	Ms. Armstrong has served as a director of Caliber since November 1996. She has been self-employed as a certified public accountant and consultant since 1993. Ms. Armstrong is the daughter of John P. Hill, also a director of Caliber.
Ernest Anastasio (59)	August 1998	2002 Annual Meeting	Mr. Anastasio has served as a director of Caliber since August 1998. He is currently Senior Officer for International Development at Educational Testing Service ("ETS"). He originally joined ETS in 1966 as an associate research scientist and thereafter held a variety of positions until becoming Vice President for Research Management in 1982, a position he held until 1985. From 1985 to 1987, Mr. Anastasio was the president and chief executive officer of Educom, a nonprofit consortium of universities and corporations formed to share information technology and resources. He rejoined ETS in 1987 as Vice President for Information Systems and Technology.
Douglas L. Becker (34)	February 1996	2001 Annual Meeting	Mr. Becker has served as Caliber's Vice Chairman of the Board of Directors and Secretary since February 1998. From November 1996 until February 1998, Mr. Becker served as President, Co-Chief Executive Officer and a director of Caliber. Mr. Becker has served as President of Sylvan since April 1993 and as its Co-Chief Executive Officer since December 1995. Mr. Becker served as Chief Executive Officer of Sylvan's Learning Center Division from February 1991 until April 1993. Mr. Becker was a co-founder of Health Management Corporation and Sterling Capital, Ltd., of which he is a principal.
Susan Mayer (50)	November 1996	2001 Annual Meeting	Ms. Mayer has served as a director of Caliber since November 1996. Ms. Mayer became President of MCI WorldCom Venture Fund in November, 1998. Before that time, Ms. Mayer served as Senior Vice President, Ventures and Alliances, of MCI Communications Corporation, and President and Chief Operating Officer of Sky MCI. Ms. Mayer joined MCI in July 1993. Ms. Mayer is also a director of Rythms Net Connections, Inc.

Beneficial Ownership Reporting Compliance

    We believe that all our directors and executive officers and other stockholders who may own 10% or more of Sylvan Common Stock have complied with the requirements of the Securities and Exchange Commission to report ownership and transactions which change ownership.

Item 11. Executive Compensation

    Compensation of Executive Officers.  The following table shows for the years ended December 31, 1999, 1998 and 1997, compensation paid by Caliber, including salaries, bonuses, stock options, and certain compensation, to its Chief Executive Officer and each of its four other most highly compensated executive officers at December 31, 1999 (collectively, the "Named Executive Officers"):

	Annual Compensation					Long-term Compensation Awards
Name and Position	Year	Salary	Bonus		Other Annual Compensation (1)	Shares of Common Stock Underlying Options (#)	All Other Compensation
Chris L. Nguyen, President, Chief Executive Officer	1999 1998 1997	$180,000 180,000 140,833	$	— — 16,625	$6,600 6,600 6,600	500 — 306,846		$1,568 — —	(3)
Rick P. Frier, Vice President Chief Financial Officer *	1999 1998 1997	$165,000 130,625 —		$112,500 — —	$6,600 5,500 —	500 49,157 —	$	— — —
David R. Dobkin, Senior Vice President, Corporate Services	1999 1998 1997	$180,000 180,000 124,846	$	— 53,300 41,500	$6,600 6,600 4,675	500 — 49,157	$	— — 58,935	(2)
G. Bryan Polivka, Senior Vice President, Programming and Production	1999 1998 1997	$140,000 140,000 140,000		$16,333 15,313 13,745	$6,600 6,600 6,600	500 — 49,157		$1,566 — 47,206	(3) (2)
R. Brady Locher, Jr., Vice President, Marketing Services	1999 1998 1997	$165,000 165,000 74,462		$8,560 41,250 25,000	$6,600 6,600 3,025	500 — 49,157	$	— — 56,909	(2)

*
Mr. Frier resigned effective April 28, 2000.

(1)
Amounts consist of car allowances.

(2)
Amounts consist of reimbursed relocation expenses.

(3)
Amounts represent the Company match to the 401(k) accounts of the named executive officers.

    Option Grants in Last Fiscal Year.  The following table sets forth certain information relating to options granted to the Named Executive Officers to purchase shares of Caliber Common Stock during 1999.

	Individual Grants
					Potential Realized Value at Price Appreciation for Option (1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year
Name			Exercise or Base Price Per Share	Expiration Date
					5%	10%
Chris L. Nguyen	500	0.4%	$5.44	6/28/09	$1,710	$4,335
Rick P. Frier	500	0.4%	$5.44	6/28/09	1,710	4,335
David R. Dobkin	500	0.4%	$5.44	6/28/09	1,710	4,335
G. Bryan Polivka	500	0.4%	$5.44	6/28/09	1,710	4,335
R. Brady Locher, Jr.	500	0.4%	$5.44	6/28/09	1,710	4,335

(1)
The assumed annual rate of appreciation of 5% and 10% would result in the price of Caliber's Common Stock increasing to $8.86 and $14.11, respectively from the exercise price. The 5% and 10% assumed annual rates of price appreciation used to calculate potential gains to optionees are mandated by the rules of the SEC. The potential realizable value does not represent the Company's prediction of its stock price performance.

    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.  The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options, and the value of the unexercised options at the end of 1999 for the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock during 1999.

Name	Shares Acquired Upon Exercise	Value Realized	Securities Underlying Unexercised Options at Year-End (1)		Value of Unexercised in-the-Money Options at Year-End (2)
Chris L. Nguyen	—	$—	122,740	(E)	$227,683	(E)
			184,606	(U)	$341,517	(U)
Rick P. Frier	—	—	9,831	(E)	$—	(E)
			39,826	(U)	$—	(U)
David R. Dobkin	—	—	19,663	(E)	$36,475	(E)
			29,994	(U)	$54,711	(U)
G. Bryan Polivka	—	—	19,663	(E)	$36,475	(E)
			29,994	(U)	$54,711	(U)
R. Brady Locher, Jr.	—	—	19,663	(E)	$36,475	(E)
			29,994	(U)	$54,711	(U)

(1)
(E) = Exercisable; (U) = Unexercisable.

(2)
Value equals the price of a share of Common Stock on December 31, 1999, less the exercise price.

Employment Contracts.

    No employee and director of the company has an employment contract.

Director's Compensation

    All directors are reimbursed for their expenses and all serve without compensation.

Compensation Committee Interlocks

    The Compensation Committee consists of Messrs. Hill, Anastasio and Becker. Mr. Becker is a Co-Chief Executive Officer, President, Secretary and Director of Sylvan Learning Systems, Inc. None of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.

Caliber Management

    Executive Officers and Directors.  The executive officers and directors of Caliber are as follows:

  Directors

Name	Age	Position
R. Christopher Hoehn-Saric	37	Chairman of the Board of Directors
Douglas L. Becker (1)(2)	34	Vice Chairman of the Board of Directors, Secretary, Director
Janeen M. Armstrong	36	Director
John P. Hill (1)(2)	65	Director
Ernest Anastasio (1)(2)	59	Director, Chairman of the Audit Committee
Susan Mayer (1)	50	Director
Robert L. Burr	50	Director
Edward E. Mullen	46	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

  Executive Officers

Name	Age	Position
Chris L. Nguyen	39	President, Chief Executive Officer
Rick P. Frier	38	Vice President, Chief Financial Officer
David R. Dobkin	47	Senior Vice President, Corporate Services
Kevin M. Thibodeau	37	Vice President, Academic Services
R. Brady Locher, Jr.	45	Vice President, Marketing Services

  Key Employees

Name	Age	Position
G. Bryan Polivka	42	Senior Vice President, Programming and Production
Richard F. Peterson	45	Vice President, Operations

    Information relating to Caliber's executive officers and key employees is set forth below. See "Information Concerning Nominees" and "Information Concerning Remaining Directors," above, for information relating to Messrs. Hoehn-Saric and Becker and the other Caliber directors.

    Chris L. Nguyen.  Mr. Nguyen has served as Caliber's President and Chief Executive Officer since February 1998. From November 1996 until February 1998, Mr. Nguyen served as Caliber's Chief Operating Officer. From 1993 to November 1996, Mr. Nguyen was Vice President of Operations of Sylvan Prometric, the computer-based testing division of Sylvan. He joined Sylvan's predecessor in 1987.

    Rick P. Frier.  Mr. Frier has served as Vice President and Chief Financial Officer of Caliber since March 1998. From 1991 through 1997, he served as Vice President-Finance and Treasurer of Treasure Chest Advertising Company, Inc., a company that provides advertising and marketing services to the retail industry. From 1988 to 1991, Mr. Frier was a corporate banking officer at Wells Fargo Bank.

    David R. Dobkin.  Mr. Dobkin has served as Caliber's Senior Vice President, Corporate Services since April 1997. Mr. Dobkin was a principal with the Connected Enterprise Solutions group of Ernst &

Young LLP from 1996 to 1997. From 1995 to 1996, Mr. Dobkin served as Vice President, Sales and Marketing for The Times Mirror Company, and from 1979 to 1995, he held various management level sales and marketing positions with R. R. Donnelley & Sons.

    Kevin M. Thibodeau.  Mr. Thibodeau has served as Caliber's Vice President, Academic Services since July 1998. Mr. Thibodeau was Vice President of Waverly North America, now Wolters Kluwer company, from August 1986 to July 1998, and prior thereto he held various positions in sales, marketing and product development in the professional publishing industry.

    R. Brady Locher, Jr.  Mr. Locher has served as Caliber's Vice President, Marketing Services since July 1997. Mr. Locher served as Vice President of the Marketing Services Group of Automatic Data Processing, Inc. from 1992 until July 1997, and prior thereto he held various positions in consumer products marketing and advertising.

    G. Bryan Polivka.  Mr. Polivka has served as Caliber's Senior Vice President, Programming and Production since November 1996. Mr. Polivka served as Vice President, Programming of Westcott Communications Inc. from 1991 through September 1996. Prior to joining Westcott, Mr. Polivka was a producer with the National Broadcasting Corporation and ProServ Television.

    Richard F. Peterson.  Mr. Peterson has served as Caliber's Vice President, Operations since July 1997. Mr. Peterson served as Vice President of Operations and Administration of Service Merchandise Co., Inc. from 1982 to July 1997.

    Ms. Armstrong is Mr. Hill's daughter. Other than Mr. Hill and Ms. Armstrong, there are no family relationships among any of the executive officers or directors of Caliber. Executive officers of Caliber are elected by the Board of Directors on an annual basis and serve at the discretion of the Caliber Board.

Item 12. Security Ownership and Certain Beneficial Owners and Management

    The following table sets forth information regarding the beneficial ownership of Caliber Common Stock as of March 30, 2000, by (i) each person who owns beneficially more than 5% of Caliber Common Stock, (ii) each of the director nominees and directors of Caliber, (iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers as a group. Unless otherwise indicated, the named person exercises sole voting and investment power over the shares that are shown as beneficially owned by them.

	Beneficially Owned
Name (1)
	Number	Percent
R. Christopher Hoehn-Saric (2) (3)	895,576	7.2
Douglas L. Becker (3) (4)	970,576	7.8
Chris L. Nguyen (5) (6)	393,908	*
Janeen M. Armstrong	—	—
John P. Hill	10,000	*
Susan Mayer (7)	—	—
Ernest Anastasio	—	—
Robert L. Burr (8)	346,325	*
Edward E. Mullen	—	—
Rick P. Frier (9)	37,392	*
David R. Dobkin (10)	95,250	*
G. Bryan Polivka (10)	68,820	*
R. Brady Locher, Jr. (10)	93,429	*
Sylvan Learning Systems, Inc. (11)	1,227,393	9.9
MCI Communications Corp. (12) (13)	1,856,086	14.9
T. Rowe Price & Associates (14)	560,000	*
Steven M. Taslitz (15)	1,439,462	11.6
Bruce L. Goldman (16)	1,110,974	8.9
Fleming US Discovery Fund III, L.P. (17)	2,272,727	18.2
All directors and Executive Officers as a group (13 persons)	2,911,276	23.4

*
Represents beneficial ownership of not more than one percent of the outstanding Caliber Common Stock.

(1)
The address of each stockholder listed in the table is c/o Caliber Learning Network, Inc., 509 South Exeter Street, Baltimore, Maryland 21202, except as otherwise noted.

(2)
Includes 429,588 shares held as Trustee of the Irrevocable Grantor Retained Annuity Trust of R. Christopher Hoehn-Saric U/A 11/20/96.

(3)
Excludes the 1,227,393 shares of Common Stock and 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock owned by Sylvan.

(4)
Includes 429,588 shares held as Trustee of the Irrevocable Grantor Retained Annuity Trust of Douglas L. Becker U/A 11/20/96.

(5)
Includes 49,094 shares held in two irrevocable educational trusts for the benefit of Mr. Nguyen's children.

(6)
Includes 122,740 underlying exercisable options and excludes 184,606 unexercisable options.

(7)
Excludes the 1,856,086 shares of Common Stock beneficially owned by MCI.

(8)
Includes 346,325 shares of Common Stock owned by Robert Fleming Nominees Limited.

(9)
Includes 9,831 underlying exercisable options and excludes 39,826 unexercisable options.

(10)
Includes 19,663 underlying exercisable options and excludes 29,994 unexercisable options.

(11)
Excludes 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock of the Company convertible into Common Stock on a share-for-share basis beginning in May 2000.

(12)
The address of this stockholder is 1801 Pennsylvania Avenue, NW, Washington, DC 2006.

(13)
Includes 1,193,573 shares of Common Stock exercisable upon conversion of an outstanding warrant at an aggregate exercise price of $3.78 million.

(14)
Derived from a Schedule 13G filed by this stockholder on February 14, 2000. The address of this stockholder is 100 East Pratt Street, Baltimore, Maryland 21202.

(15)
Derived from a Schedule 13G filed by this stockholder on January 27, 2000. 429,588 shares only with sole voting power. The address of this stockholder is 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(16)
Derived from a Schedule 13G filed by this stockholder on January 27, 2000. 251,800 shares only with sole voting power. The address of this stockholder is 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(17)
Derived from a Schedule 13D filed by this stockholder on October 26, 1999. 314,036 shares only with sole voting power. The address of this stockholder is 320 Park Avenue, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions

    Relationships with Sylvan.  Douglas L. Becker and R. Christopher Hoehn-Saric, directors, are Co-Chief Executive Officers of Sylvan and concurrently serve as directors of Sylvan and Caliber. Sylvan owns 1,227,393 shares of Caliber Common Stock and 5,167,328 shares of 6% Non-Voting Convertible Preferred stock that is convertible into Common Stock on a share-for-share basis beginning in May 2000.

    Under an Intercompany Management and Facility Use Agreement between Sylvan and Caliber, Sylvan provides Caliber with the use of certain facilities for Caliber's corporate offices in Baltimore, Maryland, and certain administrative support and executive management services, including financial management, tax and accounting services, legal services, management information services, and human resources support. During 1999, Caliber paid Sylvan a $2.0 million annual fee for these facilities and services. This agreement was renewed for one year upon its expiration in December, 1999.

    Under a Testing Center Management and CBT Services Agreement between Caliber and Sylvan, Caliber has assumed management and responsibility for all obligations and operations of certain Sylvan Testing Centers ("STCs") and to deliver computer-based testing services on behalf of Sylvan at those STCs through December 31, 2000. These facilities may be converted into classrooms capable of receiving Caliber programs. The Company receives a fixed amount per month to manage these STCs and an additional fee per test delivered above a specified number of tests. During 1999, Caliber received approximately $4.0 million in management and testing fees under this agreement. Caliber terminated this agreement in February 2000.

    Relationships with MCI.  Susan Mayer, director, is President of MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., the successor by merger to MCI Communications Corporation ("MCI"). MCI owns 662,513 shares of Caliber Common Stock and holds a warrant to purchase 1,193,573 additional shares of Common Stock at an aggregate exercise price of $3.78 million.

    At its inception, Caliber decided to seek a strategic partner to whom it could outsource the design, supply and support of the infrastructure of the Caliber network. Accordingly, in July 1997, Caliber entered into a four-year Enterprise Management Agreement with MCI Systemhouse, a systems integrator affiliated with MCI. Under this agreement, MCI Systemhouse agreed to design the network's infrastructure and supply and support at competitive rates the infrastructure's components (other than the satellite system), including the Caliber Data Center, and Caliber agreed to purchase all of these components through MCI Systemhouse. Support services include individual component maintenance, network fault and performance monitoring and help desk services. In February 1999, MCI Systemhouse was sold to EDS, and the contract terminated in October, 1999. During 1999, Caliber paid approximately $900,000 in network support fees to MCI Systemhouse under this agreement prior to its termination.

    In connection with the Enterprise Management Agreement, MCI committed to provide, directly or through a subsidiary, an aggregate of $20 million in (i) five year capital leases for computer hardware and software, video equipment, satellite equipment and other telecommunications equipment as well as furniture required for the business of Caliber (collectively, the "Required Equipment") or the procurement, installation and deployment, maintenance, financing, technology upgrades and appropriate support service for the Required Equipment, including, but not limited to, help desk services (collectively, the "Required Services"); (ii) guarantees by MCI of Caliber's obligations under other leases for Required Equipment or Required Services; or (iii) a combination thereof (the "MCI Lease and Guaranty Commitment"). As of December 31, 1999, the total value of outstanding capital leases and guaranties under the MCI Lease and Guaranty Commitment was approximately $18.1 million.

    Under the MCI Lease and Guarantee Commitment, MCI Systemhouse has a first security interest in all furniture and equipment provided by it under the Enterprise Management Agreement and a first security interest in any furniture and equipment provided in any subsequent MCI Systemhouse lease. Caliber is required to notify MCI Systemhouse of the terms of other companies' bids to provide Required Equipment or Required Services leases and to give MCI Systemhouse the opportunity to furnish Caliber with the last bid for such leases; however, Caliber is not required to accept MCI Systemhouse's bid if, in Caliber's good faith judgment, a competitive bid is more advantageous to Caliber. Upon certain events of default, MCI and MCI Systemhouse have the right to terminate the MCI Lease and Guarantee Commitment, the Enterprise Management Agreement and any other MCI Systemhouse leases.

    Relationship with LeapIT.com.  Caliber entered into a standard services agreement to provide Internet production and hosting services to LeapIT.com, a corporation in which Messrs. Becker and Hoehn-Saric own 16%. As of December 31, 1999, and unpaid at the date of this filing, Caliber had an outstanding account receivable of $2.0 million from LeapIT for services provided by Caliber at standard rates. This balance is expected to be paid on or before June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 28, 2000.

CALIBER LEARNING NETWORK, INC.
By:	/s/ CHRIS L. NGUYEN Chris L. Nguyen President and Chief Executive Officer