Form 10-Q
period 2000-03-31
CALIBER LEARNING NETWORK INC
filed 2000-05-15
CIK 1057187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number    0-22844

CALIBER LEARNING NETWORK, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2001020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
509 South Exeter Street, Suite 400, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (410) 843-1000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 12,454,868 shares of Common Stock outstanding as of May 12, 2000.

Index
Caliber Learning Network, Inc.

Caliber Learning Network, Inc.

Balance Sheets

	December 31, 1999	March 31, 2000
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,923,169	$18,164,645
Accounts receivable, net of allowance of $3,727,944 in 1999 and 2000	3,727,637	3,584,140
Receivable from related party	2,000,000	2,489,480
Prepaid expenses	114,524	24,247

Total current assets	31,765,330	24,262,512
Property and equipment:
Furniture and fixtures	3,059,913	3,096,533
Computer equipment and software	18,823,316	19,579,241
Leasehold improvements	10,628,772	10,848,141

	32,512,001	33,523,915
Accumulated depreciation and amortization	(11,384,337)	(13,216,649)

	21,127,664	20,307,266
Other assets	391,183	385,855

Total assets	$53,284,177	$44,955,633

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,443,697	$3,676,035
Payable to related party	2,961,809	3,621,509
Accrued dividends payable	73,720	88,720
Current portion of deferred tenant allowances	375,846	375,846
Current portion of capital lease obligations due to related party	4,715,227	4,923,926

Total current liabilities	12,570,299	12,686,036
Deferred tenant allowances, less current portion	1,190,757	1,098,663
Capital lease obligations due to related party, less current portion	9,059,318	8,004,539
Commitments and contingencies	—	—
7.5% Series A Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—225,000; issued and oustanding shares of 150,000 in 1999 and 2000; liquidation preference of $100 per share aggregating $15,000,000 plus accrued dividends	15,152,807	15,439,760
Stockholders' equity:
6% Non-Voting Convertible Preferred Stock, $.01 par value; Authorized shares—5,167,328; issued and outstanding shares of 5,167,328 in 1999 and 2000	51,674	51,674
Common stock, $.01 par value:
Authorized shares—50,000,000; issued and outstanding shares of 12,443,797 in 1999 and 12,454,868 in 2000	124,438	124,549
Additional paid-in capital	81,606,725	81,320,543
Accumulated deficit	(66,471,841)	(73,770,131)

Total stockholders' equity	15,310,996	7,726,635

Total liabilities and stockholders' equity	$53,284,177	$44,955,633

See accompanying notes.

Caliber Learning Network, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 1999	March 31, 2000
Revenues:
Service fee revenue	$3,774,012	$3,764,717
Service fee revenue from related party	—	489,480
Management fee from Sylvan	783,750	816,183

	4,557,762	5,070,380
Cost and expenses:
Operating expenses	5,922,943	6,544,676
Management fees to Sylvan	500,000	461,256
Selling, general and administrative expenses	4,292,026	5,346,064

	10,714,969	12,351,996
Other income (expense):
Interest income	378,252	269,399
Interest expense	(362,839)	(286,073)

	15,413	(16,674)

Net loss	(6,141,794)	(7,298,290)
Dividends accrued on preferred stock	(15,000)	(301,953)

Net loss attributable to common stockholders	$(6,156,794)	$(7,600,243)

Basic and diluted loss per common share attributable to common stockholders	$(0.50)	$(0.61)

See accompanying notes.

Caliber Learning Network, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 1999	March 31, 2000
Operating activities
Net loss	$(6,141,794)	$(7,298,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,615,229	1,832,312
Amortization of deferred tenant allowances recorded as a reduction of rent expense	(92,098)	(92,094)
Changes in operating assets and liabilities:
Accounts receivable, net	402,114	143,497
Receivable from related party	—	(489,480)
Prepaid expenses	78,095	90,277
Accounts payable and accrued expenses	(1,207,156)	(767,662)
Payable to related party	1,198,046	659,700

Net cash used in operating activities	(4,147,564)	(5,921,740)
Investing activities
Purchases of property and equipment	(452,036)	(717,983)
Proceeds from sales of available-for-sale securities	976,623	—
Proceeds from deferred tenant allowances	17,847	—
Decrease in other assets	1,320	5,328

Net cash provided by (used in) investing activities	543,754	(712,655)
Financing activities
Proceeds from exercise of stock options	3,755	15,882
Payment of capital lease obligations	(699,695)	(1,140,011)

Net cash used in financing activities	(695,940)	(1,124,129)

Net decrease in cash and cash equivalents	(4,299,750)	(7,758,524)
Cash and cash equivalents, beginning of period	23,878,801	25,923,169

Cash and cash equivalents, end of period	$19,579,051	$18,164,645

See accompanying notes.

Caliber Learning Network, Inc.

Notes to Financial Statements (Unaudited)

March 31, 2000

1. Basis of Presentation and Summary of Significant Accounting Policies

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K, filed March 30, 2000.

    Revenue is generated primarily from learning services provided to corporations, graduate level learning courses, hourly classroom rental and related services. Revenue from courses is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for the Company to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for the pre-event services when those services are complete. The Company recognizes revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination. In March 2000, the Company assigned its rights and responsibilities under this agreement to Prometric, Inc.

2. Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31, 1999	March 31, 2000
Numerator:
Net loss	$(6,141,794)	$(7,298,290)
Preferred stock dividends	(15,000)	(301,953)

Net loss attributable to common stockholders	$(6,156,794)	$(7,600,243)

Denominator:
Weighted average number of shares of common stock outstanding during the period	12,303,887	12,451,695

Basic and diluted loss per share	$(0.50)	$(0.61)

    Basic loss per share is based upon the average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock and stock options.

3. Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	March 31, 1999	March 31, 2000
Non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$293,931
Dividends accrued on 7.5% Series A Redeemable Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock	15,000	301,953
Interest paid	362,839	286,073

4. Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At March 31, 2000, 64% of accounts receivable was due from three customers. Additionally, one customer in the Corporate segment represented 18% of first quarter revenues and one customer in the Other Products and Services segment represented 16% of first quarter revenues.

5. Business Segment Information

Description of Segments

    The Company provides high-quality continuing education and training services. Prior to the first quarter of 2000, the Company operated in three distinct operating segments—Academic, Corporate, and Other Products and Services. During the first quarter of 2000, the Company changed the manner in which it manages its operations and reports the activities of those operations. The Company is now organized into two distinct operating segments—Corporate and Other Products and Services. A description of each segment is provided below.

Corporate Segment

    The Company markets its network to Fortune 1000 corporations, as a solution to their corporate communications, professional development and training needs. The Company makes its network available to corporations to provide nationwide distribution of corporate communications, professional development and training programs. In addition, the Company has partnered with universities having national reputations in various fields of expertise to market content to corporations.

Other Products and Services Segment

    The Company's Other Products and Services Segment principally consist of training services and test administration services, as well as developing a portfolio of solutions designed to maximize the revenue generating capabilities of the Caliber Learning Network and achieve the fullest possible utilization of the network infrastructure and Company personnel.

Measurement of Segment Profit or Loss and Segment Assets

    The Company evaluates the performance of its operating segments and allocates resources based on an internally defined measure of operating income. Operating income is defined as revenue less certain direct costs that are directly attributable to the activities of the operating segment. These direct costs include labor, production and delivery costs to develop and facilitate various programs. Costs associated with the facilities used for test administration services are included in the direct costs of the Other Products and Services segment. Unallocated expenses, consisting principally of Caliber center operating expenses and depreciation and amortization expense are not directly attributable to the operating segments and are not allocated. The Company does not allocate assets to its reportable segments, as assets are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. There are no significant intersegment sales or transfers.

Factors Management Uses to Identify the Company's Reportable Segments

    The Company's reportable segments are business lines that offer distinct products and services. The segments are managed separately as they have different customer bases.

    The following table sets forth information on the Company's reportable segments. The 1999 information has been restated to conform to the new segment classifications.

	Three Months Ended March 31, 2000
	Corporate	Other Products and Services	Total
Revenues	$3,261,697	$1,808,683	$5,070,380
Direct costs	1,404,727	684,414	2,089,141

Segment operating income	$1,856,970	$1,124,269	$2,981,239

	Three Months Ended March 31, 1999
	Corporate	Other Products and Services	Total
Revenues	$2,563,125	$1,994,637	$4,557,762
Direct costs	770,141	1,202,713	1,972,854

Segment operating income	$1,792,984	$791,924	$2,584,908

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the three months ended March 31, 1999 and 2000.

	Three Months Ended
	March 31, 1999	March 31, 2000
Segment operating income	$2,584,908	$2,981,239
Unallocated operating expenses:
Depreciation and amortization	(1,615,229)	(1,832,312)
Center operating expenses	(2,334,860)	(2,623,223)
General and administrative expenses	(2,006,421)	(2,392,988)
Sales and marketing	(2,285,605)	(2,953,076)
Management fee payable to Sylvan	(500,000)	(461,256)
Other income (expense)	15,413	(16,674)

Net loss	$(6,141,794)	$(7,298,290)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 4 to the financial statements contains information about major customers and concentrations of credit risk.

6. Related Party Transactions

    During the third quarter of 1999, the Company entered into a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, in which two directors of the Company own a minority interest. For the three-month period ended March 31, 2000, approximately $489,000 of revenues is included in the accompanying statements of operations. In addition, at March 31, 2000, approximately $2,489,000 is included in due from related party in the accompanying balance sheet. This balance is expected to be paid on or before June 30, 2000.

    For the three month period ended March 31, 2000, the increase in the payable to related party of approximately $660,000 was primarily attributable to amounts owed under the Intercompany Management and Facility Use Agreement.

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

Overview

    Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing learning services to corporations and universities using Internet, telecommunications, and multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI WorldCom ("MCI") bringing together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. In March 2000, the Company assigned its rights and duties under the agreement to Prometric, Inc.

Revenue

    Revenue is generated primarily from learning services provided to corporations, graduate level learning courses, hourly classroom rental and related services. Revenue from courses is recognized ratably over the period that the courses are delivered. Some university contracts provide for the university to recover its course development costs prior to allocation of any tuition revenue to the Company. Contracts with corporations for professional development and training programs provide for the Company to receive specific program fees for pre-event services and for the facilities used during a network event. The Company recognizes revenue for the pre-event services when those services are complete. The Company recognizes revenue for the facilities used at the time of the event. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination. In March 2000, the Company assigned its rights and responsibilities under this agreement to Prometric, Inc.

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

    Since its organization in November 1996, the Company has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal and accounting functions. Additionally,

Sylvan provides office space for the Company's operations. Under the Intercompany Management and Facility Use Agreement, the Company agreed to pay Sylvan $4.9 million of management fees incurred from November 22, 1996 through December 31, 1998. The Company paid Sylvan $2.0 million for these services in 1999. During 1999, the Company developed some of its own systems to replace those currently provided by Sylvan but intends to lease space from Sylvan for the foreseeable future. The Company renegotiated the terms of the Intercompany Management and Facility Use Agreement at the end of 1999. Under the current understanding, the Company has agreed to pay $1.8 million for services provided by Sylvan in 2000.

    Since the Company's inception, selling, general and administrative expenses have consisted primarily of payroll and employee benefits, travel, marketing costs and consulting fees. The Company expenses all start-up costs related to program development and campus development when incurred. Course production costs related to the creation of various media and course materials are expensed as incurred. Advertising and marketing costs are expensed when incurred.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 5 to the financial statements for a description of the operating segments. The following tables sets forth information on the Company's reportable segments:

	Three Months Ended March 31, 2000
	Corporate	Other Products and Services	Total
Revenue	$3,261,697	$1,808,683	$5,070,380
Direct costs	1,404,727	684,414	2,089,141

Segment operating income	$1,856,970	$1,124,269	$2,981,239

	Three Months Ended March 31, 1999
	Corporate	Other Products and Services	Total
Revenue	$2,563,125	$1,994,637	$4,557,762
Direct costs	770,141	1,202,713	1,972,854

Segment operating income	$1,792,984	$791,924	$2,584,908

    Revenues for the quarter ended March 31, 2000 were $5.1 million, an increase of $513,000 from the $4.6 million in 1999. The increase in revenues in 2000 was primarily attributable to a revenue increase of $699,000 in the Company's Corporate business segment; offset by a $186,000 decrease in the Company's Other Products and Services segment. Revenues from the Company's Corporate segment increased from the prior year principally due to a 40% increase in the number of events. The decrease in the Other Products and Services segment is due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. Revenues of approximately $489,000 generated from a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, are included in the Corporate segment.

    Direct costs were $2.1 million in the first quarter of 2000, an increase of $116,000 when compared to $2.0 million in the first quarter of 1999. This increase was attributable to a $634,000 increase in direct costs in the Corporate segment. Direct costs grew at a faster rate than revenues due to lower revenues per event in 2000. This increase was offset by a $518,000 decrease in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000.

    Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the first quarter of 2000 increased to $4.5 million, an increase of $505,000 when compared to the $4.0 million in the first quarter of 1999. This increase was attributable to a $288,000 increase in center operating expenses due to an increased number of events. Additionally, there was a $217,000 increase in depreciation and amortization expense due to a larger fixed asset base.

    Selling, general and administrative expenses in the first quarter of 2000 increased to $5.3 million, an increase of $1.0 million from the $4.3 million in the first quarter of 1999. This increase is primarily attributable to a significant increase in the sales force to support anticipated future revenue growth.

    Management fees to Sylvan were $461,000 in the first quarter of 2000; a decrease of $39,000 compared to the $500,000 in the first quarter of 1999 due to the contractually negotiated terms between Caliber and Sylvan.

    Interest income in the first quarter of 2000 was $269,000, a decrease of $109,000 compared to the $378,000 in the first quarter of 1999. This decrease is due to the decrease in the balance of the Company's short-term investments between years. Interest expense in the first quarter of 2000 was $286,000, a decrease of $77,000 compared to the $363,000 in the first quarter of 1999. The decrease is due primarily to interest expense being incurred on a smaller capital lease balance in 2000.

Liquidity and Capital Resources

    Net cash used in operating activities increased to $5.9 million in the first quarter of 2000 compared to $4.1 million in the first quarter of 1999. This increase is primarily attributable to a larger net loss before depreciation and amortization in 2000 of $939,000 and additional investments in working capital balances.

    Net cash used in investing activities was $713,000 in the first quarter of 2000 compared to net cash provided by investing activities of $544,000 in the first quarter of 1999. This change was due primarily to proceeds from the sale of available-for-sale securities in 1999 and an increase in purchases of property and equipment in 2000 of $266,000 when compared to 1999.

    Net cash used in financing activities was $1.1 million in the first quarter of 2000 compared to $696,000 in the first quarter of 1999. This increase was primarily attributable to additional capital lease obligations in 2000 when compared to 1999.

    As of March 31, 2000, the Company had cash and cash equivalents of $18.2 million and $1.6 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations into the fourth quarter of 2000. However, there can be no assurance that the Company's cash resources will be sufficient to fund the Company's negative cash flow from operations and expected capital expenditures into the fourth quarter of 2000. The Company, therefore, may need to obtain additional equity or debt financing during this period. There can be no assurance that the Company will be able to obtain the additional financing to satisfy its cash requirements or to implement its growth strategy successfully.

Year 2000 Compliance

    As of the filing date of this Quarterly Report on Form 10-Q, the Company has not experienced any material Year 2000 issues arising from its systems or those of its material vendors and suppliers. If there are ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to the third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date.

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

Part II. Other Information

Item 1. Legal Proceedings

    There were no material developments in the Macmillan case, Cause No. IP98-1710C-M/S, during the reporting period.

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 2. Changes in Securities and Use of Proceeds

(a)-(c)	None.
(d)	The Company filed its first registration statement under the Securities Act effective May 4, 1998, File No. 333-47565. From the effective date of the registration statement to March 31, 2000, the Company's use of net offering proceeds was as follows:
NET OFFERING PROCEEDS TO ISSUER	$61,458,500
USE OF PROCEEDS:
Plant, building and facilities	$7,199,000
Working capital	$42,775,500
Repayment of indebtedness (1)	$7,054,000
Temporary investments:
Cash and cash equivalents	$3,219,000
Marketable securities	$—
Other expenses:
Payment of accrued dividends (2)	$1,211,000

Total	$61,458,500

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

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.
3.01		Articles of Amendment and Restatement of the Charter*
3.02		Bylaws *
4.01		Specimen Common Stock Certificate*
4.02		Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*
4.03		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Fund III, L.P.**
4.04		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Offshore Fund III, L.P.**
4.05		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Robert Fleming Nominees Limited**
10.01	(a)	1997 Stock Option Plan*
10.01	(b)	1998 Stock Incentive Plan*
10.10		Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*
10.11		Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*
27.01		Financial Data Schedule for the quarter ended March 31, 2000

*
Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).

**
Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

(b)
Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIBER LEARNING NETWORK, INC. (Registrant)
Date: May 12, 2000	/s/ CHRIS L. NGUYEN Chris L. Nguyen President and Chief Executive Officer