Form 10-Q
period 2000-06-30
CALIBER LEARNING NETWORK INC
filed 2000-08-11
CIK 1057187

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-22844

CALIBER LEARNING NETWORK, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2001020 (I.R.S. Employer Identification No.)
509 South Exeter Street, Suite 400, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 843-1000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 12,509,318 shares of Common Stock outstanding as of August 11, 2000.

Index
Caliber Learning Network, Inc.

Page No.
Part I. Financial Information
Item 1. Financial Statements
Balance Sheets—December 31, 1999 and June 30, 2000 (Unaudited)
Statements of Operations—Three months ended June 30, 1999 and 2000; six months ended June 30, 1999 and 2000 (Unaudited)
Statements of Cash Flows—Six months ended June 30, 1999 and 2000 (Unaudited)
Notes to Financial Statements—June 30, 2000 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes In Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

Caliber Learning Network, Inc.
Balance Sheets

	December 31, 1999	June 30, 2000
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,923,169	$12,035,697
Accounts receivable, net of allowance of $3,727,944 and $272,361 in 1999 and 2000, respectively	3,727,637	3,568,000
Receivable from related party	2,000,000	3,000,000
Prepaid expenses and other current assets	114,524	438,019

Total current assets	31,765,330	19,041,716
Property and equipment:
Furniture and fixtures	3,059,913	3,249,643
Computer equipment and software	18,823,316	20,127,402
Leasehold improvements	10,628,772	10,776,956

	32,512,001	34,154,001
Accumulated depreciation and amortization	(11,384,337)	(15,111,571)

	21,127,664	19,042,430
Other assets	391,183	385,855

Total assets	$53,284,177	$38,470,001

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,443,697	$4,208,348
Payable to related party	2,961,809	4,576,666
Accrued dividends payable	73,720	103,720
Current portion of deferred tenant allowances	375,846	375,846
Current portion of capital lease obligations due to related party	4,715,227	5,077,765

Total current liabilities	12,570,299	14,342,345
Deferred tenant allowances, less current portion	1,190,757	1,006,571
Capital lease obligations due to related party, less current portion	9,059,318	6,724,075
Commitments and contingencies	—	—
7.5% Series A Redeemable Convertible Preferred Stock, $.01 par value; authorized shares-225,000; issued and oustanding shares of 150,000 in 1999 and 2000; liquidation preference of $100 per share aggregating $15,000,000 plus accrued dividends	15,152,807	15,731,275
Stockholders' equity:
6% Non-Voting Convertible Preferred Stock, $.01 par value; Authorized shares- 5,167,328; issued and outstanding shares of 5,167,328 in 1999 and 2000	51,674	51,674
Common stock, $.01 par value:
Authorized shares-50,000,000; issued and outstanding shares of 12,443,797 in 1999 and 12,509,318 in 2000	124,438	125,093
Additional paid-in capital	81,606,725	81,104,879
Accumulated deficit	(66,471,841)	(80,615,911)

Total stockholders' equity	15,310,996	665,735

Total liabilities and stockholders' equity	$53,284,177	$38,470,001

See accompanying notes.

Caliber Learning Network, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Revenues:
Service fee revenue	$5,786,564	$5,569,373	$9,560,576	$9,334,090
Service fee revenue from related party	—	510,520	—	1,000,000
Management fee from Sylvan	783,750	—	1,567,500	816,183

	6,570,314	6,079,893	11,128,076	11,150,273
Cost and expenses:
Operating expenses	9,666,499	7,550,303	17,875,047	14,996,011
Management fees to Sylvan	500,000	461,256	1,000,000	922,512
Other selling, general and administrative expenses	2,456,272	5,469,235	4,462,693	9,914,267

	12,622,771	13,480,794	23,337,740	25,832,790
Other income (expense):
Other income	—	600,000	—	600,000
Interest income	305,072	224,975	683,324	494,374
Interest expense	(346,700)	(269,854)	(709,539)	(555,927)

	(41,628)	555,121	(26,215)	538,447

Net loss	(6,094,085)	(6,845,780)	(12,235,879)	(14,144,070)
Dividends accrued on preferred stock	(15,000)	(306,515)	(30,000)	(608,468)

Net loss attributable to common stockholders	$(6,109,085)	$(7,152,295)	$(12,265,879)	$(14,752,538)

Basic and diluted loss per common share attributable to common stockholders	$(0.50)	$(0.57)	$(1.00)	$(1.18)

See accompanying notes.

Caliber Learning Network, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 1999	June 30, 2000
Operating activities
Net loss	$(12,235,879)	$(14,144,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,273,323	3,727,234
Amortization of deferred tenant allowances recorded as a reduction of rent expense	(184,191)	(184,186)
Changes in operating assets and liabilities:
Accounts receivable, net	283,353	159,637
Receivable from related party	—	(1,000,000)
Prepaid expenses and other current assets	(38,478)	(323,495)
Accounts payable and accrued expenses	256,471	(235,349)
Payable to related party	746,299	1,614,857

Net cash used in operating activities	(7,899,102)	(10,385,372)
Investing activities
Purchases of property and equipment	(1,316,500)	(1,348,069)
Proceeds from sales of available-for-sale securities	4,904,188	—
Proceeds from deferred tenant allowances	54,586	—
(Increase) decrease in other assets	(14,829)	5,328

Net cash provided by (used in) investing activities	3,627,445	(1,342,741)
Financing activities
Proceeds from exercise of stock options	32,574	17,634
Proceeds from purchase of common stock under the employee stock purchase program	—	89,643
Payment of capital lease obligations	(1,415,158)	(2,266,636)

Net cash used in financing activities	(1,382,584)	(2,159,359)

Net decrease in cash and cash equivalents	(5,654,241)	(13,887,472)
Cash and cash equivalents, beginning of period	23,878,801	25,923,169

Cash and cash equivalents, end of period	$18,224,560	$12,035,697

See accompanying notes.

Caliber Learning Network, Inc.
Notes to Financial Statements
June 30, 2000
(Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K, filed March 30, 2000.

2.  Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Numerator:
Net loss	$(6,094,085)	$(6,845,780)	$(12,235,879)	$(14,144,070)
Preferred stock dividends	(15,000)	(306,515)	(30,000)	(608,468)

Net loss attributable to common stockholders	$(6,109,085)	$(7,152,295)	$(12,265,879)	$(14,752,538)

Denominator:
Weighted average number of shares of common stock outstanding during the period	12,318,872	12,473,361	12,311,380	12,462,528

Basic and diluted loss per share	$(0.50)	$(0.57)	$(1.00)	$(1.18)

    Basic loss per share is based upon the average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock and stock options.

3.  Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	June 30, 1999	June 30, 2000
Non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$293,931
Dividends accrued on 7.5% Series A Redeemable Convertible Preferred Stock and 6% Non- Voting Convertible Preferred Stock	30,000	608,468
Interest paid	709,539	555,927

4.  Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At June 30, 2000, 50% of accounts receivable was due from two customers. Additionally, one customer in the Corporate segment represented 33% of first six month revenues in 2000.

5. Business Segment Information

Description of Segments

    The Company provides high-quality continuing education and training services. Prior to the first quarter of 2000, the Company operated in three distinct operating segments-Academic, Corporate, and Other Products and Services. During the first quarter of 2000, the Company changed the manner in which it manages its operations and reports the activities of those operations. The Company is now organized into two distinct operating segments—Corporate and Other Products and Services. A description of each segment is provided below.

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

	Three Months Ended June 30, 2000
	Corporate	Other Products and Services	Total
Revenues	$4,812,911	$1,266,982	$6,079,893
Direct costs	1,405,485	215,941	1,621,426

Segment operating income	$3,407,426	$1,051,041	$4,458,467

	Three Months Ended June 30, 1999
	Corporate	Other Products and Services	Total
Revenues	$4,524,448	$2,045,866	$6,570,314
Direct costs	1,220,762	1,293,361	2,514,123

Segment operating income	$3,303,686	$752,505	$4,056,191

	Six Months Ended June 30, 2000
	Corporate	Other Products and Services	Total
Revenues	$8,074,608	$3,075,665	$11,150,273
Direct costs	2,810,212	900,355	3,710,567

Segment operating income	$5,264,396	$2,175,310	$7,439,706

	Six Months Ended June 30, 1999
	Corporate	Other Products and Services	Total
Revenues	$7,087,573	$4,040,503	$11,128,076
Direct costs	1,990,903	2,496,074	4,486,977

Segment operating income	$5,096,670	$1,544,429	$6,641,099

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the three months and six months ended June 30, 1999 and 2000.

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000
Segment operating income	$4,056,191	$4,458,467	$6,641,099	$7,439,706
Unallocated operating expenses:
Sales and marketing	(2,744,876)	(3,466,187)	(4,981,727)	(6,419,263)
Depreciation and amortization	(1,658,094)	(1,894,922)	(3,273,323)	(3,727,234)
Center operating expenses	(2,749,406)	(2,792,532)	(5,084,266)	(5,415,755)
General and administrative expenses	(2,456,272)	(3,244,471)	(4,511,447)	(5,637,459)
Management fees to Sylvan	(500,000)	(461,256)	(1,000,000)	(922,512)
Other income (expense)	(41,628)	555,121	(26,215)	538,447

Net loss	$(6,094,085)	$(6,845,780)	$(12,235,879)	$(14,144,070)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 4 to the financial statements contains information about major customers and concentrations of credit risk.

6.  Related Party Transactions

    During the third quarter of 1999, the Company entered into a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, in which two directors of the Company own a minority interest. For the six-month period ended June 30, 2000, approximately $1,000,000 of revenues is included in the accompanying statements of operations. In addition, at June 30, 2000, approximately $3,000,000 is included in due from related party in the accompanying balance sheet. This balance is expected to be paid on or before September 30, 2000.

    For the six-month period ended June 30, 2000, the increase in the payable to related party of approximately $1.6 million was primarily attributable to amounts owed under the Intercompany Management and Facility Use Agreement with Sylvan Learning Systems, Inc. for various management and administrative services.

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

Revenue

    Revenue is generated primarily from learning services provided to corporations, graduate level learning courses, hourly classroom rental and related services. Revenue from learning courses and training events is recognized over the contract period as the events are delivered. Services unrelated to learning courses or training events are recognized in the period the services are provided. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain certification centers are calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees are recognized as revenue upon delivery of the examination. In March 2000, the Company assigned its rights and responsibilities under this agreement to Prometric, Inc. Accordingly, the Company has not recognized any revenue related to this arrangement in the three-month period ended June 30, 2000.

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

    Selling, general and administrative expenses consist primarily of payroll and employee benefits, travel, marketing costs and consulting fees. The Company expenses all start-up costs related to program development and campus development when incurred. Course production costs related to the creation of various media and course materials are expensed as incurred. Advertising and marketing costs are expensed when incurred.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 5 to the financial statements for a description of the operating segments. The following tables sets forth information on the Company's reportable segments:

	Three Months Ended June 30, 2000
	Corporate	Other Products and Services	Total
Revenue	$4,812,911	$1,266,982	$6,079,893
Direct costs	1,405,485	215,941	1,621,426

Segment operating income	$3,407,426	$1,051,041	$4,458,467

	Three Months Ended June 30, 1999
	Corporate	Other Products and Services	Total
Revenue	$4,524,448	$2,045,866	$6,570,314
Direct costs	1,220,762	1,293,361	2,514,123

Segment operating income	$3,303,686	$752,505	$4,056,191

    Revenues for the quarter ended June 30, 2000 were $6.1 million, a decrease of $490,000 from the $6.6 million in 1999. The decrease in revenues in 2000 was primarily attributable to a revenue decrease of $779,000 in the Company's Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase of $289,000 in the Company's Corporate business segment. Revenues of approximately $511,000 generated from a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, are included in the Corporate segment.

    Direct costs were $1.6 million in the second quarter of 2000, a decrease of $893,000 when compared to $2.5 million in the second quarter of 1999. This decrease was attributable to a $1.1 million decrease in direct costs in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase in direct costs of $185,000 in the Corporate segment attributable to the higher revenue base in 2000.

    Center operating expenses and depreciation and amortization in the second quarter of 2000 increased to $4.7 million, an increase of $280,000 when compared to the $4.4 million in the second quarter of 1999. This increase was primarily attributable to a $237,000 increase in depreciation and amortization expense due to a larger fixed asset base.

    Selling, general and administrative expenses in the second quarter of 2000 increased to $6.7 million, an increase of $1.5 million from the $5.2 million in the second quarter of 1999. This increase is primarily attributable to a significant increase in the sales force and other personnel to support anticipated future revenue growth. In addition, the Company incurred increased marketing expenses to build brand awareness and increased technology costs to support additional services offered to customers.

    Management fees to Sylvan were $461,000 in the second quarter of 2000, a decrease of $39,000 compared to the $500,000 in the second quarter of 1999 due to the contractually negotiated terms between Caliber and Sylvan. The Company has developed some of its own systems, therefore it no longer requires the level of services previously administered by Sylvan.

    Interest income in the second quarter of 2000 was $225,000, a decrease of $80,000 compared to the $305,000 in the second quarter of 1999. This decrease is due to the decrease in the balance of the Company's short-term investments between years which has been used for operating purposes. Interest expense in the second quarter of 2000 was $270,000, a decrease of $77,000 compared to the $347,000 in the second quarter of 1999. The decrease is due primarily to interest expense being incurred on a smaller capital lease balance in 2000.

    The Company entered into a confidential settlement of a previously disclosed legal proceeding and the case has been dismissed by both parties. Amounts related to this settlement are included in other income in the accompanying statements of operations.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 5 to the financial statements for a description of the operating segments. The following tables sets forth information on the Company's reportable segments:

	Six Months Ended June 30, 2000
	Corporate	Other Products and Services	Total
Revenue	$8,074,608	$3,075,665	$11,150,273
Direct costs	2,810,212	900,355	3,710,567

Segment operating income	$5,264,396	$2,175,310	$7,439,706

	Six Months Ended June 30, 1999
	Corporate	Other Products and Services	Total
Revenue	$7,087,573	$4,040,503	$11,128,076
Direct costs	1,990,903	2,496,074	4,486,977

Segment operating income	$5,096,670	$1,544,429	$6,641,099

    Revenues for the first six months of 2000 were $11.2 million, an increase of $22,000 from the $11.1 million in the first six months of 1999. The increase in revenues in 2000 was primarily attributable to a revenue increase of $987,000 in the Company's Corporate segment. Revenues of approximately $1,000,000 generated from a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, are included in the Corporate segment. This increase was offset by a decrease of $965,000 in the Company's Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000.

    Direct costs were $3.7 million in the first six months of 2000, a decrease of $776,000 when compared to $4.5 million in the first six months of 1999. This decrease was primarily attributable to a $1.6 million decrease in direct costs in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase in direct costs of $819,000 in the Corporate segment attributable to the higher revenue base in 2000.

    Center operating expenses and depreciation and amortization in the first six months of 2000 increased to $9.1 million, an increase of $785,000 when compared to the $8.4 million in the first six months of 1999. This increase was primarily attributable to a $454,000 increase in depreciation and amortization expense due to a larger fixed asset base.

    Selling, general and administrative expenses in the first six months of 2000 increased to $12.1 million, an increase of $2.6 million from the $9.5 million in the first six months of 1999. This increase is primarily attributable to a significant increase in the sales force and other personnel to support anticipated future revenue growth. In addition, the Company incurred increased marketing expenses to build brand awareness and increased technology costs to support additional services offered to customers.

    Management fees to Sylvan were $923,000 in the first six months of 2000, a decrease of $77,000 compared to the $1.0 million in the first six months of 1999 due to the contractually negotiated terms between Caliber and Sylvan. The Company has developed some of its own systems, therefore it no longer requires the level of services previously administered by Sylvan.

    Interest income in the first six months of 2000 was $494,000, a decrease of $189,000 compared to the $683,000 in the first six months of 1999. This decrease is due to the decrease in the balance of the Company's short-term investments between years which has been used for operating purposes. Interest expense in the first six months of 2000 was $556,000, a decrease of $154,000 compared to the $710,000 in the first six months of 1999. The decrease is due primarily to interest expense being incurred on a smaller capital lease balance in 2000.

    The Company entered into a confidential settlement of a previously disclosed legal proceeding and the case has been dismissed by both parties. Amounts related to this settlement are included in other income in the accompanying statements of operations.

Liquidity and Capital Resources

    Net cash used in operating activities increased $2.5 million to $10.4 million in the first six months of 2000 compared to $7.9 million in the first six months of 1999. This increase is primarily attributable to a larger net loss before depreciation and amortization in 2000 of $1.5 million and changes in working capital balances.

    Net cash used in investing activities was $1.3 million in the first six months of 2000 compared to net cash provided by investing activities of $3.6 million in the first six months of 1999. This change was due primarily to proceeds from the sale of available-for-sale securities in 1999 to fund operating activities and an increase in purchases of property and equipment in 2000 of $32,000 when compared to 1999.

    Net cash used in financing activities was $2.2 million in the first six months of 2000 compared to $1.4 million in the first six months of 1999. This increase was primarily attributable to additional payments on capital lease obligations in 2000 when compared to 1999.

    As of June 30, 2000, the Company had cash and cash equivalents of $12.0 million and $1.6 million available under the $20.0 million MCI Lease and Guarantee Commitment. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations through the fourth quarter of 2000. The Company is currently seeking additional long-term financing to provide for its anticipated cash needs until cash flows from operations are sufficient to sustain the growth of the business. Management believes, based on preliminary discussions with potential investors and lenders, that sufficient capital can be obtained to support planned operations through at least 2001. However, there can be no assurance that the Company will be able to obtain this financing on acceptable terms.

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

Part II. Other Information

Item 1. Legal Proceedings

    From time to time, the Company may be a party to routine litigation incidental to its business. The Company was the plaintiff and counterclaim defendant in a legal proceeding pending in the United States District Court for the Southern District of Indiana, Cause No. IP98-1710C-M/S against Macmillan Computer Publishing USA ("Macmillan"). Macmillan and the Company entered into a confidential settlement of the legal proceeding in June and the case has been dismissed by the parties.

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 2. Changes in Securities and Use of Proceeds

    (a)-(d)  None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    At the Caliber annual shareholders meeting on June 14, 2000, the Caliber shareholders approved and ratified an amendment and restatement of the Stock Incentive Plan. The plan, as amended and restated, increases the number of shares of common stock available for issuance under the plan. Prior to the amendment, the plan provided that an aggregate of 1,043,290 shares (split adjusted) would be available for awards under the plan. The Board added an additional 300,000 shares for non-qualified option grants to bring the total shares available for awards under the plan to 1,343,290. As amended and restated, the plan provided that beginning April 14, 2000 and for each calendar year thereafter, the number of shares with respect to which awards may be granted during the calendar year (or, for this year, during the period from April 14th until year end) may not exceed three percent of the total shares of common stock outstanding on the first day of the year. No more than 1,000,000 shares, however, may be issued during the term of the plan with respect to awards intended to qualify as incentive stock options under section 422 of the Internal Revenue Code. The Company at the beginning of each year will have a sufficient number of shares to cover all grants under the Plan.

    In amending and restating the plan, a limit was added on the number of awards that anyone may receive under the plan in any given year. That is, the amended and restated plan provides that awards covering no more than 250,000 shares may be granted to any individual in a calendar year, with one exception. In order to enable effective recruiting, awards covering up to 500,000 shares may be granted to an individual in his or her first year of employment with the Company.

    Lastly, in amending and restating the plan, the term was extended to April 14, 2010, the tenth anniversary of the date the amendment and restatement was approved.

    The Caliber Learning Network, Inc. Employee Stock Purchase Plan, was also amended. The purchase plan is an employee benefit plan that offers eligible employees the opportunity to purchase shares of our common stock through regular payroll deductions. The purchase plan is intended to encourage all employees to acquire an equity interest in the Company in order to share in our future growth and success, and to align employee financial interests with long-term stockholder value. The Company initially reserved 200,000 shares of common stock for issuance under the purchase plan. These shares were acquired under the purchase plan by eligible employees by year end. The stockholders approved an amendment to the purchase plan to make available for purchase under the plan an additional 200,000 shares of our common stock. The increase in the number of shares available for purchase under the plan is the only revision being made to the purchase plan as initially approved by the stockholders.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

3.01		Articles of Amendment and Restatement of the Charter*
3.02		Bylaws *
4.01		Specimen Common Stock Certificate*
4.02		Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*
4.03		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Fund III, L.P.**
4.04		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Offshore Fund III, L.P.**
4.05		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Robert Fleming Nominees Limited**
10.01(a	)	1997 Stock Option Plan*
10.01(b	)	1998 Stock Incentive Plan*
10.10		Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*
10.11		Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*
27.01		Financial Data Schedule for the quarter ended June 30, 2000

*
Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).

**
Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

  (b)Reports on Form 8-K.

No
reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caliber Learning Network, Inc.
(Registrant)
Date: August 11, 2000
Chris L. Nguyen
President and Chief Executive Officer

QuickLinks

Index Caliber Learning Network, Inc.
Caliber Learning Network, Inc. Balance Sheets
Caliber Learning Network, Inc. Statements of Operations (Unaudited)
Part II. Other Information
SIGNATURES