Form 10-Q
period 2000-09-30
CALIBER LEARNING NETWORK INC
filed 2000-11-14
CIK 1057187

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 12,521,101 shares of Common Stock outstanding as of November 14, 2000.

Index

Caliber Learning Network, Inc.

Caliber Learning Network, Inc.

Balance Sheets

	December 31, 1999	September 30, 2000
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,923,169	$6,149,573
Accounts receivable, net of allowance of $3,727,944 and $269,403 in 1999 and 2000, respectively	3,727,637	3,933,101
Receivable from related party	2,000,000	750,000
Prepaid expenses and other current assets	114,524	571,710

Total current assets	31,765,330	11,404,384
Property and equipment:
Furniture and fixtures	3,059,913	3,357,978
Computer equipment and software	18,823,316	21,466,375
Leasehold improvements	10,628,772	10,625,054

	32,512,001	35,449,407
Accumulated depreciation and amortization	(11,384,337)	(17,060,224)

	21,127,664	18,389,183
Other assets	391,183	385,855

Total assets	$53,284,177	$30,179,422

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,443,697	$3,607,732
Payable to related party	2,961,809	4,893,490
Accrued dividends payable	73,720	118,720
Current portion of deferred tenant allowances	375,846	375,846
Current portion of capital lease obligations due to related party	4,715,227	5,581,242

Total current liabilities	12,570,299	14,577,030
Deferred tenant allowances, less current portion	1,190,757	914,478
Capital lease obligations due to related party, less current portion	9,059,318	6,672,931
Commitments and contingencies	—	—
7.5% Series A Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—225,000; issued and oustanding shares of 150,000 in 1999 and 0 in 2000	15,152,807	—
Stockholders' equity:
6% Non-Voting Convertible Preferred Stock, $.01 par value; Authorized shares—5,167,328; issued and outstanding shares of 5,167,328 in 1999 and 2000	51,674	51,674
7.5% Series A-1 Convertible Preferred Stock, $.01 par value; authorized shares—225,000; issued and oustanding shares of 0 in 1999 and 150,000 in 2000; liquidation preference of $100 per share aggregating $15,000,000 plus accrued dividends	—	1,500
Common stock, $.01 par value:
Authorized shares—50,000,000; issued and outstanding shares of 12,443,797 in 1999 and 12,521,101 in 2000	124,438	125,211
Additional paid-in capital	81,606,725	96,831,555
Accumulated deficit	(66,471,841)	(88,994,957)

Total stockholders' equity	15,310,996	8,014,983

Total liabilities and stockholders' equity	$53,284,177	$30,179,422

See accompanying notes.

Caliber Learning Network, Inc.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
Revenues:
Service fee revenue	$5,007,404	$5,232,449	$14,567,980	$14,566,539
Service fee revenue from related party	1,158,399	750,000	1,158,399	1,750,000
Management fee from Sylvan	1,198,162	—	2,765,662	816,183

	7,363,965	5,982,449	18,492,041	17,132,722
Cost and expenses:
Operating expenses	6,834,742	6,160,475	19,679,308	19,014,030
Management fees to Sylvan	500,000	461,256	1,500,000	1,383,768
Other selling, general and administrative expenses	4,653,861	7,613,982	14,147,035	19,670,705

	11,988,603	14,235,713	35,326,343	40,068,503
Other income (expense):
Other income	—	—	—	600,000
Interest income	249,928	126,769	933,252	621,143
Interest expense	(330,026)	(252,551)	(1,039,565)	(808,478)

	(80,098)	(125,782)	(106,313)	412,665

Net loss	(4,704,736)	(8,379,046)	(16,940,615)	(22,523,116)
Dividends accrued on preferred stock	(15,000)	(315,285)	(45,000)	(923,753)

Net loss attributable to common stockholders	$(4,719,736)	$(8,694,331)	$(16,985,615)	$(23,446,869)

Basic and diluted loss per common share attributable to common stockholders	$(0.38)	$(0.69)	$(1.38)	$(1.88)

See accompanying notes.

Caliber Learning Network, Inc.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 1999	September 30, 2000
Operating activities
Net loss	$(16,940,615)	$(22,523,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,987,123	5,675,887
Amortization of deferred tenant allowances recorded as a reduction of rent expense	(276,283)	(276,279)
Changes in operating assets and liabilities:
Accounts receivable, net	661,913	(205,464)
Receivable from related party	(1,158,399)	1,250,000
Prepaid expenses and other current assets	42,643	(457,186)
Accounts payable and accrued expenses	1,596,610	(835,965)
Payable to related party	—	1,931,681

Net cash used in operating activities	(11,087,008)	(15,440,442)
Investing activities
Purchases of property and equipment	(2,270,730)	(2,937,406)
Proceeds from sale-leaseback of property and equipment	—	1,341,050
Proceeds from sales of available-for-sale securities	7,233,934	—
Proceeds from deferred tenant allowances	54,586	—
(Increase) decrease in other assets	(14,829)	5,328

Net cash provided by (used in) investing activities	5,002,961	(1,591,028)
Financing activities
Proceeds from exercise of stock options	47,540	29,653
Proceeds from purchase of common stock under the employee stock purchase program	—	89,643
Payment of capital lease obligations	(2,493,072)	(2,861,422)

Net cash used in financing activities	(2,445,532)	(2,742,126)

Net decrease in cash and cash equivalents	(8,529,579)	(19,773,596)
Cash and cash equivalents, beginning of period	23,878,801	25,923,169

Cash and cash equivalents, end of period	$15,349,222	$6,149,573

See accompanying notes.

Caliber Learning Network, Inc.

Notes to Financial Statements September 30, 2000
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements for the year ended December 31, 1999 included in the Company's annual report on Form 10-K, filed March 30, 2000.

2. Effect of Pending Accounting Pronouncements

    In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 explains how the SEC believes existing rules for revenue recognition should be applied to transactions not specifically addressed by existing rules. In October 2000, the SEC staff issued a Frequently Asked Questions document ("FAQ") on SAB 101 to assist with implementation questions. The Company will be required to adopt SAB 101 in the fourth quarter of 2000, and based upon a preliminary review of the SAB and the FAQ, management believes that the adoption of SAB 101 will have an immaterial effect on the Company's reported operating results.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement, which the Company will be required to adopt in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management believes that the adoption of Statement 133 will have no effect on the Company's financial statements as the Company currently does not conduct hedging activities or purchase derivative financial instruments.

3. Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
Numerator:
Net loss	$(4,704,736)	$(8,379,046)	$(16,940,615)	$(22,523,116)
Preferred stock dividends	(15,000)	(315,285)	(45,000)	(923,753)

Net loss attributable to common stockholders	$(4,719,736)	$(8,694,331)	$(16,985,615)	$(23,446,869)

Denominator:
Weighted-average-number of shares of common stock outstanding during the period	12,349,521	12,517,864	12,324,093	12,480,973

Basic and diluted loss per share	$(0.38)	$(0.69)	$(1.38)	$(1.88)

    Basic loss per share is based upon the average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock and stock options.

4. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30, 1999	September 30, 2000
Non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$837,637
Dividends accrued on 7.5% Series A Redeemable Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock	45,000	923,753
Interest paid	1,039,565	808,478

5. Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At September 30, 2000, 31% of accounts receivable was due from two customers. Additionally, two customers in the Corporate segment represented 24% and 10%, respectively, of revenues for the nine months ended September 30, 2000. These customers also represented 22% and 13%, respectively of revenues for the three months ended September 30, 2000.

6. Business Segment Information

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

	Three Months Ended September 30, 1999
	Corporate	Other Products and Services	Total
Revenues	$4,769,368	$2,594,597	$7,363,965
Direct costs	1,064,062	1,357,209	2,421,271

Segment operating income	$3,705,306	$1,237,388	$4,942,694

	Three Months Ended September 30, 2000
	Corporate	Other Products and Services	Total
Revenues	$4,972,542	$1,009,907	$5,982,449
Direct costs	1,338,499	222,034	1,560,533

Segment operating income	$3,634,043	$787,873	$4,421,916

	Nine Months Ended September 30, 1999
	Corporate	Other Products and Services	Total
Revenues	$11,856,941	$6,635,100	$18,492,041
Direct costs	3,054,965	3,853,283	6,908,248

Segment operating income	$8,801,976	$2,781,817	$11,583,793

	Nine Months Ended September 30, 2000
	Corporate	Other Products and Services	Total
Revenues	$13,047,150	$4,085,572	$17,132,722
Direct costs	4,148,711	1,122,389	5,271,100

Segment operating income	$8,898,439	$2,963,183	$11,861,622

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the three months and nine months ended September 30, 1999 and 2000.

	Three Months Ended		Nine Months Ended
	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000
Segment operating income	$4,942,694	$4,421,916	$11,583,793	$11,861,622
Unallocated operating expenses:
Sales and marketing	(2,653,606)	(4,013,994)	(7,635,333)	(10,433,257)
Depreciation and amortization	(1,713,800)	(1,948,654)	(4,987,123)	(5,675,887)
Center operating expenses	(2,699,671)	(2,651,288)	(7,783,937)	(8,067,043)
General and administrative expenses	(2,000,255)	(3,599,988)	(6,511,702)	(9,237,448)
Management fees to Sylvan	(500,000)	(461,256)	(1,500,000)	(1,383,768)
Other income (expense)	(80,098)	(125,782)	(106,313)	412,665

Net loss	$(4,704,736)	$(8,379,046)	$(16,940,615)	$(22,523,116)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 5 to the financial statements contains information about major customers and concentrations of credit risk.

7. Related Party Transactions

    During the third quarter of 1999, the Company entered into a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party in which Sylvan Ventures, LLC, an affiliate of Sylvan Learning Systems, Inc., owns a minority interest. For the nine-month period ended September 30, 2000, the caption service fee revenues from related party in the accompanying statements of operations includes approximately $1.8 million of revenues from LeapIT.com, LLC. In addition, at September 30, 2000, approximately $750,000 is included as a receivable from related party in the accompanying balance sheet. This balance is expected to be paid on or before December 31, 2000.

    For the nine-month period ended September 30, 2000, the increase in the payable to related party of approximately $1.9 million was primarily attributable to amounts owed under the Intercompany Management and Facility Use Agreement with Sylvan Learning Systems, Inc. for various management and administrative services.

8. Capitalization

    Effective September 29, 2000, all of the holders of the Company's outstanding Series A Convertible Preferred Stock (the "Series A") exchanged their shares for a like number of shares of a new series of preferred stock designated as Series A-1 Convertible Preferred Stock ("Series A-1"). The terms of the Series A-1 are substantially the same as those of the Series A, except that, unlike the

Series A, the Company does not have the obligation to redeem the Series A-1 for cash at a future date or upon the occurrence of certain specified events. The Series A-1 is convertible into common stock at the option of the holder at any time. Each share is initially convertible into common stock at a conversion price of $5.50 per share, subject to anti-dilution rights. Cumulative dividends on the Series A-1 accrue at the rate of 7.5% per annum, and may at the Company's option be paid in cash or additional shares of Series A-1.

    Commencing October 26, 2001, the Company has the right to purchase all outstanding shares of Series A-1 for $100 per share plus accrued dividends, provided that the quoted market value of the Company's common stock is equal to at least $11.00 per share and if specified minimum trading volumes for the Company's common stock are achieved for 30 consecutive days prior to the call date.

    If on October 25, 2004 the Series A-1 remains outstanding, the Company may redeem the Series A-1 for cash in the amount of $100 per share plus accrued and unpaid dividends. In the event that the Company does not elect to redeem the outstanding Series A-1 for cash on October 25, 2004, the outstanding shares of Series A-1 will convert into common stock, subject to specified limitations. The number of shares of common stock to be received by the Series A-1 holders will be equal to $100 per Series A-1 share divided by an amount equal to 90% of the quoted market value of the Company's common stock. In the event that on October 25, 2004 the Company elects to exchange its common stock for the outstanding Series A-1, in no event can such exchange result in the holders of the Series A-1 receiving more than 19.9% of the then outstanding common stock. Any shares of Series A-1 that remain outstanding after October 25, 2004 as a result of this limitation will accrue dividends at 16%, until such time they are redeemed by the Company for cash or shares of common stock.

9. Liquidity and Capital Resources

    As of September 30, 2000, the Company had cash and cash equivalents of $6.1 million. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations into the fourth quarter of 2000. The Company is currently seeking additional long-term financing to provide for its anticipated cash needs until cash flows from operations are sufficient to sustain the growth of the business. The Company has obtained a verbal commitment from Sylvan Ventures, LLC for bridge financing that the Company believes should fund Company operations through the first quarter of 2001. Management believes, based on preliminary discussions with potential investors and lenders, that sufficient capital can be obtained to support planned operations through at least 2001. However, there can be no assurance that the Company will be able to obtain this financing on acceptable terms.

10. Commitments and Contingencies

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

Revenue

    Revenue is generated primarily from learning services provided to corporations, graduate-level learning courses, hourly classroom rental and related services. Revenue from learning courses and training events is recognized over the contract period as the events are delivered. Services unrelated to learning courses or training events are recognized in the period the services are provided. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain certification centers were calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees were recognized as revenue upon delivery of the examination. In March 2000, the Company assigned its rights and responsibilities under this agreement to Prometric, Inc. Accordingly, the Company has not recognized any revenue related to this arrangement in the three-month period ended September 30, 2000.

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

Results of Operations

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 6 to the financial statements for a description of the operating segments.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    The following tables sets forth information on the Company's reportable segments:

	Three Months Ended September 30, 1999
	Corporate	Other Products and Services	Total
Revenue	$4,769,368	$2,594,597	$7,363,965
Direct costs	1,064,062	1,357,209	2,421,271

Segment operating income	$3,705,306	$1,237,388	$4,942,694

	Three Months Ended September 30, 2000
	Corporate	Other Products and Services	Total
Revenue	$4,972,542	$1,009,907	$5,982,449
Direct costs	1,338,499	222,034	1,560,533

Segment operating income	$3,634,043	$787,873	$4,421,916

    Revenues for the quarter ended September 30, 2000 were $6.0 million, a decrease of $1.4 million from the $7.4 million in 1999. The decrease in revenues in 2000 was primarily attributable to a revenue decrease of $1.6 million in the Company's Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase of $203,000 in the Company's Corporate business segment. Revenues of approximately $750,000 generated from a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, are included in the Corporate segment in the third quarter of 2000 compared to approximately $1.2 million in the third quarter of 1999.

    Direct costs were $1.6 million in the third quarter of 2000, a decrease of $861,000 when compared to $2.4 million in the third quarter of 1999. This decrease was attributable to a $1.1 million decrease in direct costs in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase in direct costs of $274,000 in the Corporate segment attributable to the higher revenue base in 2000. Direct costs in the Corporate segment grew slightly more than revenues due to the event mix between years.

    Center operating expenses and depreciation and amortization in the third quarter of 2000 increased to $4.6 million, an increase of $186,000 when compared to the $4.4 million in the third quarter of 1999. This increase was primarily attributable to a $235,000 increase in depreciation and amortization expense due to a larger fixed asset base.

    Selling, general and administrative expenses in the third quarter of 2000 increased to $7.6 million, an increase of $2.9 million from the $4.7 million in the third quarter of 1999. This increase is primarily attributable to a significant increase in the sales force and other personnel to support anticipated future revenue growth. In addition, the Company incurred increased marketing expenses to build brand awareness and increased technology costs to support additional services offered to customers.

    Management fees to Sylvan were $461,000 in the third quarter of 2000, a decrease of $39,000 compared to the $500,000 in the third quarter of 1999 due to the contractually negotiated terms between Caliber and Sylvan. The Company has developed some of its own systems, therefore it no longer requires the level of services previously administered by Sylvan.

    Interest income in the third quarter of 2000 was $127,000, a decrease of $123,000 compared to the $250,000 in the third quarter of 1999. This decrease is due to the decrease in the balance of the Company's short-term investments between years which has been used for operating purposes. Interest expense in the third quarter of 2000 was $253,000, a decrease of $77,000 compared to the $330,000 in the third quarter of 1999. The decrease is due primarily to interest expense being incurred on a smaller capital lease balance in 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    The following tables sets forth information on the Company's reportable segments:

	Nine Months Ended September 30, 1999
	Corporate	Other Products and Services	Total
Revenue	$11,856,941	$6,635,100	$18,492,041
Direct costs	3,054,965	3,853,283	6,908,248

Segment operating income	$8,801,976	$2,781,817	$11,583,793

	Nine Months Ended September 30, 2000
	Corporate	Other Products and Services	Total
Revenue	$13,047,150	$4,085,572	$17,132,722
Direct costs	4,148,711	1,122,389	5,271,100

Segment operating income	$8,898,439	$2,963,183	$11,861,622

    Revenues for the first nine months of 2000 were $17.1 million, a decrease of $1.4 millon from the $18.5 million in the first nine months of 1999. The decrease in revenues in 2000 was primarily attributable to a revenue decrease of $2.5 million in the Company's Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase of $1.2 million in the Company's Corporate business segment. Revenues of approximately $1.8 million generated from a Course Conversion and Hosting Agreement with LeapIT.com, LLC, a related party, are included in the Corporate segment in the first nine months of 2000 compared to approximately $1.2 million in the first nine months of 1999.

    Direct costs were $5.3 million in the first nine months of 2000, a decrease of $1.6 million when compared to $6.9 million in the first nine months of 1999. This decrease was primarily attributable to a

$2.7 million decrease in direct costs in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to Prometric, Inc. in March 2000. This decrease was offset by an increase in direct costs of $1.1 million in the Corporate segment attributable to the higher revenue base in 2000.

    Center operating expenses and depreciation and amortization in the first nine months of 2000 increased to $13.7 million, an increase of $972,000 when compared to the $12.8 million in the first nine months of 1999. This increase was primarily attributable to a $689,000 increase in depreciation and amortization expense due to a larger fixed asset base.

    Selling, general and administrative expenses in the first nine months of 2000 increased to $19.7 million, an increase of $5.6 million from the $14.1 million in the first nine months of 1999. This increase is primarily attributable to a significant increase in the sales force and other personnel to support anticipated future revenue growth. In addition, the Company incurred increased marketing expenses to build brand awareness and increased technology costs to support additional services offered to customers.

    Management fees to Sylvan were $1.4 million in the first nine months of 2000, a decrease of $116,000 compared to the $1.5 million in the first nine months of 1999 due to the contractually negotiated terms between Caliber and Sylvan. The Company has developed some of its own systems, therefore it no longer requires the level of services previously administered by Sylvan.

    Interest income in the first nine months of 2000 was $621,000, a decrease of $312,000 compared to the $933,000 in the first nine months of 1999. This decrease is due to the decrease in the balance of the Company's short-term investments between years which has been used for operating purposes. Interest expense in the first nine months of 2000 was $808,000, a decrease of $231,000 compared to the $1.0 million in the first nine months of 1999. The decrease is due primarily to interest expense being incurred on a smaller capital lease balance in 2000.

    The Company entered into a confidential settlement of a previously disclosed legal proceeding and the case has been dismissed by both parties. Amounts related to this settlement are included in other income in the accompanying statements of operations.

Liquidity and Capital Resources

    Net cash used in operating activities increased $4.3 million to $15.4 million in the first nine months of 2000 compared to $11.1 million in the first nine months of 1999. This increase is primarily attributable to a larger net loss before depreciation and amortization in 2000 of $4.9 million, offset by changes in working capital balances.

    Net cash used in investing activities was $1.6 million in the first nine months of 2000 compared to net cash provided by investing activities of $5.0 million in the first nine months of 1999. This change was due primarily to proceeds from the sale of available-for-sale securities in 1999 to fund operating activities and an increase in purchases of property and equipment in 2000 of $667,000 when compared to 1999, offset by the proceeds from a $1.3 million sale-leaseback transaction during the third quarter of 2000.

    Net cash used in financing activities was $2.7 million in the first nine months of 2000 compared to $2.4 million in the first nine months of 1999. This increase was primarily attributable to additional principal payments on capital lease obligations in 2000 when compared to 1999.

    As of September 30, 2000, the Company had cash and cash equivalents of $6.1 million. The Company believes that these resources will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations into the fourth quarter of 2000. The Company is currently seeking additional long-term financing to provide for its anticipated cash needs until cash flows from operations are sufficient to sustain the growth of the business. The Company has obtained a verbal commitment from Sylvan Ventures, LLC for bridge financing that the Company believes should fund Company operations through the first quarter of 2001. Management believes, based on preliminary discussions with potential investors and lenders, that sufficient capital can be obtained to support planned operations through at least 2001. However, there can be no assurance that the Company will be able to obtain this financing on acceptable terms.

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

Part II. Other Information

Item 1. Legal Proceedings

    From time to time, the Company may be a party to routine litigation incidental to its business. The Company was the plaintiff and counterclaim defendant in a legal proceeding pending in the United States District Court for the Southern District of Indiana, Cause No. IP98-1710C-M/S against Macmillan Computer Publishing USA ("Macmillan"). Macmillan and the Company entered into a confidential settlement of the legal proceeding in June 2000 and the case has been dismissed by the parties.

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 2. Changes in Securities and Use of Proceeds

    (a)-(d)  None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

3.01		Articles of Amendment and Restatement of the Charter*
3.02		Bylaws*
4.01		Specimen Common Stock Certificate*
4.02		Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*
4.03		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Fund III, L.P.**
4.04		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Offshore Fund III, L.P.**
4.05		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Robert Fleming Nominees Limited**
10.01	(a)	1997 Stock Option Plan*
10.01	(b)	1998 Stock Incentive Plan*
10.10		Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*
10.11		Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*
27.01		Financial Data Schedule for the quarter ended September 30, 2000
  (b)
  Form 8-K.

    The registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

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

Caliber Learning Network, Inc. (Registrant)
Date: November 14, 2000
/s/ MARK F. YANSON Mark F. Yanson Chief Financial Officer

QuickLinks

Part II. Other Information
SIGNATURES