Form 10-K
period 2000-12-31
CALIBER LEARNING NETWORK INC
filed 2001-03-30
CIK 1057187

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2000.
or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-22844

CALIBER LEARNING NETWORK, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2001020 (I.R.S. Employer Identification No.)
509 South Exeter St., Suite 400, Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code:  (410) 843-1000

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which Registered
Common Stock, Par Value $.01	NASDAQ

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $5,619,594 as of March 22, 2001.

    The registrant had 12,595,282 shares of Common Stock outstanding as of March 30, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information in Caliber Learning Network, Inc.'s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2001, is incorporated by reference in Part III of this Form 10-K.

INDEX

		Page No.
PART I.
Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	16
PART III.
Items 10., 11., 12. and 13.	Incorporated by reference from Caliber Learning Network, Inc.'s definitive Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than April 30, 2001.	17
PART IV.
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	17
SIGNATURES

PART I

Item 1. Business

Overview

    The Company is a leading provider of e-learning infrastructure and services to major corporations in support of their strategic initiatives. The Company has developed a proprietary technology platform that connects large numbers of enterprise constituents, including employees, suppliers, customers and business partners to enable the delivery of targeted, timely information. Its Internet e-learning platform allows for two-way interactivity supported by a series of media rich assets including broadband video, audio, text and graphics, creating dynamic and engaging programs that increase employee productivity, increase business partner and sales channel effectiveness, and improve customer loyalty and satisfaction. The Company believes that its unique technology platform, combined with its comprehensive service and content offerings, provides it with a key competitive advantage in offering economical, flexible and scalable solutions that reproduce an interactive and collaborative classroom environment on the Internet.

    The Company's customers, consisting largely of Global 2000 corporations, use the Company's solutions to rapidly disseminate important corporate knowledge throughout their extended enterprise. The primary applications of the Company's services include product rollouts, professional development programs and complex customer outreach initiatives. Its proprietary technology platform, the Enterprise Learning Platform ("ELP"), enables both synchronous and asynchronous delivery with different levels of interactivity and collaboration based on specific customer needs. The ELP is supplemented with an extensive array of professional services geared toward designing, producing and facilitating impactful presentations. In addition, the Company's customers may choose to leverage its network of classroom facilities to combine different aspects of e-learning and instructor-led formats in order to maximize the effectiveness of the learning experience.

    The Company was founded in 1996 by Sylvan Learning Systems, Inc. ("Sylvan") and MCI Worldcom, Inc. ("MCI") to provide learning services to corporations and universities using the Internet, telecommunications and multimedia technology within a network of specially equipped classroom facilities. The Company's efforts in the corporate market proved immedietely successful in both client acquisition and revenue growth whereas its experience in the consumer-oriented academic market proved unsuccessful due to the slow adoption of e-learning solutions and high student acquisition costs. The Company believes that its underlying solution continues to address the needs of the corporate marketplace, which is aggressively adopting new technologies to rapidly disseminate knowledge across the enterprise.

    During the first quarter of 2000, the Company discontinued its efforts in the academic market and shifted all of its resources toward building upon its solid position in the corporate marketplace. In addition, it migrated from a primarily site-based model to an integrated site and web-based model in order to better serve its corporate clients. The Company believes that this repositioning enables it to better scale its business at higher margins than under the prior business model. In simplifying its business, the Company has transitioned away from the unprofitable, consumer-oriented academic business to focus on the enterprise learning needs of Global 2000 corporations.

    The Company completed its initial public offering of Common Stock in May 1998. Caliber's principal executive offices are located at 509 South Exeter Street, Baltimore, MD 21202; Caliber's telephone number is (410) 843-1000; and Caliber's Common Stock is traded on the NASDAQ National Market under ticker symbol CLBR.

Products and Services

    The Company has designed and developed a state-of-the-art, hosted e-learning platform to enable its customers to quickly and easily develop high quality e-learning content and to deliver it effectively and economically to global audiences, either live or on-demand, using a variety of delivery methods. The following key elements underlie our three core solutions, CaliberSM Premier Live, CaliberSM Express Live and CaliberSM Express onDemand:

•
Premier and Express Studios: The Company's production studios facilitate the origination of live and on-demand e-learning courses and time-critical business communication events. The Company's Premier Studios originate broadcast quality video which is delivered together with other course content in real-time to any or all of the Company's classroom facilities located in major markets throughout the

United States and Canada, Europe and also streamed directly to the Internet. The Company's Express Studios originate standard video productions, together with other course content, for distribution through the Internet to the Company's classrooms and other Internet users. In addition, private Express Studios can be installed in client facilities and integrated seamlessly into the CaliberSM Enterprise Learning Platform.

•
Caliber Learning Centers:   The Company has a network of thirty six technologically connected classrooms located in major markets throughout the United States and Canada. Each learning center contains at least two high-end, high-tech classrooms that are connected to the Company's data center and Premier and Express Studios through broadband Internet connections via both terrestrial T-1 lines and satellite. Each learning center is equipped to receive broadcast-quality video from any Caliber origination source and can transmit video-conference quality video and data via high-speed terrestrial links to other classrooms and the Internet.

•
Software System:   The Company's three-tier, distributed and scalable software system manages the content creation and publishing process, on-demand content recording sessions, the scheduling and coordination of live events and the delivery of live and on-demand content to participants in the Company's network of classrooms and to Internet participants throughout the world. Various tools provide access to the Company's software system in order to perform the various functions necessary to create, deliver and administer live and on-demand events. These tools are described as follows:

  •
  CaliberSM Production Suite:  The tools in the Production Suite enable both clients and the Company's instructional design consultants to quickly and easily create courses and learning programs, and produce them live from a Premier or Express Studio to the Internet or to the Company's broadband connected learning centers. Once a live course has been conducted, it can very quickly be segmented, fully indexed, and published for on-demand access through the Internet. This offering includes the Company's Course Designer, Course Scheduler and Course Publisher modules.

  •
  CaliberSM Delivery Suite:  Delivery Suite provides specialized Web-based tools for the presenters, participants and experts involved in the delivery of a live or on-demand course. The presenter controls the course content and is located in the studio (in the case of a live event). The participant is an employee enrolled in the course. Participants can be located in classrooms or in any location that provides access to the Internet. The online expert assists the presenter by providing real-time responses to participants' questions and comments. Experts can also be located either in a classroom or in any location that provides access to the Internet. This offering includes the Presenter, Participant and On-Line Expert modules.

•
CaliberSM Administrative Suite:  The Administrative Suite is a collection of Web-based tools for managing the Caliber ELP and functions as a learning management system for its customers. This system includes the Course Administrator, Course Manager and Course Reporter modules.

•
CaliberSM Distribution Suite:  The Distribution Suite is a collection of Web-based tools for distributing content to remote media servers located on its customers' local area networks. This application includes the software necessary to install the content servers behind customers' firewalls as well as the software components necessary to distribute content and keep it current and synchronized.

•
Professional Services:  Comprehensive professional services are a key point of differentiation and an important revenue source for Caliber. Services are offered to the customer in three primary categories and contribute to the overall success of an e-learning implementation.

  •
  Program Design and Management:  A team of project managers, instructional designers and web developers consult with clients to convert existing mission-critical content into e-learning assets for delivery through Caliber's e-learning platform. Core services include: instructional design, curriculum design, new media training, project management, outcome measurement, ROI analysis, event facilitation and center operation.

  •
  Technology Consulting:  A team of IT professionals offer consulting services for customers implementing an e-learning solution including: technology assessment, platform integration and customization, integration of delivery technologies, and web design and application development.

•
Content Services:  Caliber's content services team consults with organizations to insure that e-learning content is aligned with business objectives. Core services include: content sourcing/acquisition, competency mapping, quality assurance and customization of off-the-shelf content. The Company's content strategy provides customers access to best-in-class content providers through a library of off-the-shelf courses and through custom development. Our CaliberSM Knowledge library is designed to offer corporations the highest quality content in business and information technology linked to an organization's specific business objectives. Courses are developed or distributed in partnership with leading brands including world-renowned universities, individual experts and professional development organizations. Content is organized around knowledge suites including multiple IT certifications, emerging technology, sales and marketing, finance, global business, eBusiness and general management. Current content sources include the University of Southern California's Marshall School of Business,

Georgetown University, Syracuse University, Babson College, the American Management Association, the Society for Human Resource Management and John Wiley and Sons.

Operations

    Caliber operates and maintains a data center on a continuous, twenty-four hours per day, seven days per week basis. The data center consists of a network of computers with access to the Internet and other telecommunications technology. The data center houses the computers on which the Company maintains and hosts recorded programs of communications and training for its customers and which are used to furnish the Company's customers with access to and use of the Caliber services and the Enterprise Learning Platform. The data center also houses the computers that operate the Company's Internet site on the World Wide Web.

    Caliber operates dispersed classroom facilities linked by the Internet, satellite, telephone and computer-based communications systems to the Company data center and to Caliber designed broadcast origination facilities. Caliber equips classroom facilities with personal computers, projection televisions and various telecommunications equipment. As of March 2001, Caliber owned, leased or operated directly or indirectly through contractors fifty-two (52) classroom facilities in locations throughout the United States, Canada and Europe.

    Caliber operates broadcast studio facilities equipped with the Company-designed ELP and software tools and the requisite telecommunications infrastructure. As of March 2001, Caliber owned, leased or operated directly or indirectly through contractors twenty (20) broadcast studio facilities in locations throughout the United States.

Marketing and Sales

    As of December 31, 2000, Caliber had 85 employees and representatives dedicated to sales and marketing. The Company employs a targeted corporate sales and marketing strategy that is designed to secure high value, long-term relationships with Global 2000 organizations. The Company uses a skilled, regionally based sales organization supported by an integrated marketing, communications and product management function. The Company's sales and marketing operation is supplemented by a select group of resellers and distribution partners.

    In early 2000, the Company made a strategic decision to invest in its corporate sales efforts in order to capture market share and to establish long-term relationships with high value customers. Its team of sales executives is regionally based and supported by a Baltimore-based telesales and marketing team. Each of the sales regions is managed by a regional director and supported by a sales engineering function. The Company also employs operation support teams that include full account and project management as well as content and instructional design support. A typical sales executive has an average of ten years experience in the high technology, services and corporate training industries.

    The marketing organization's mission is to cost-effectively promote the Company's solutions to the target market by surrounding the direct sales effort with strategically designed marketing communications, publicity and support. The product management function ensures that the sales operation is properly targeted and that the Company's platform, services and content are in line with market needs in pricing, features and functionality. The group is also responsible for establishing and maintaining the Company's brand visibility in secondary markets and in the financial community. All efforts are ultimately focused on client acquisition and brand building, thereby extending the reach of the sales operation and creating a positive, consistent corporate message.

Employees

    The Company's staff consists of technical integration personnel responsible for developing, maintaining and operating the technology platform and Caliber's facilities, instructional design, video production and other professional consulting services personnel; sales and marketing staff; and on-site facilitators who assist in the delivery of programs at Caliber classroom facilities. As of December 31, 2000, Caliber had 231 full-time employees, 56 full-time contractors and 59 part-time contractors. No Caliber employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

Competition

    The Company believes that its principal competitors are other companies that offer live and/or on-demand e-learning experiences through the Internet. Among such competitors are DigitalThink, Inc., Eloquent, Inc., VCampus Corporation, Centra Software, Inc. and click21earn.com, Inc. If the Company's concept proves successful, the Company expects other competitors to enter the market. The Company also competes against a significant number of third party training companies that provide various training programs to corporations delivered by conventional means.

Proprietary Rights

    The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights.

    The Company has filed a comprehensive patent application with the U.S. Patent and Trademark Office ("PTO") covering certain features of the Caliber operational processes that Caliber believes to be proprietary. The patent application describes these processes as a distance learning system that emulates a classroom setting using satellite links, two-way videoconferencing, a PC-based network for directly linking each student to the instructor, BOSS technology and hardware, particular design features of the Caliber classrooms and furniture, and certain unique control and switching mechanisms. Caliber is unable to predict whether it will be able to obtain this patent or if it does whether the patent will be effective to protect any portion of the Caliber operational processes from infringement.

    Caliber employs a combination of proprietary and non-proprietary software in its operations. The Company considers proprietary certain applications software used in the Caliber Enterprise Learning Platform. The Company may include the proprietary software in the patent application or, in the alternative, seek separate copyright protection for the software.

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

    As of March 2001, Caliber owned, leased or operated directly or indirectly through contractors fifty-two (52) classroom facilities throughout the United States, Canada and Europe. The average size of a Caliber facility is between 4,000 and 5,000 square feet. Existing leases have terms expiring from 2001 to 2008. The Company also utilizes certain affiliate sites noted below. Affiliate sites are Caliber classrooms co-located on third-party premises for which Caliber pays a fee based on actual usage. Currently, there are Caliber facilities and affiliate sites located in each of the following cities:

Atlanta Austin Baltimore Barcelona* Boston Brussels* Charlotte Chicago Chicago* Cincinnati Cleveland Culver City* Dallas Denver Detroit Frankfurt* Houston Indianapolis*	Jacksonville Kansas City London* Long Island* Los Angeles Miami Milan* Milwaukee Minneapolis Montreal* Nashville New Orleans New York Oklahoma City* Orlando Paramus Paris* Philadelphia	Phoenix Pittsburgh Portland Raleigh* Rochester* Salt Lake City* San Diego San Francisco San Jose Santa Ana* Seattle St. Louis Tampa Toronto* Utrecht* Washington, DC

    *Affiliate site.

Item 3. Legal Proceedings

    At this time the Company is not a party, either as plaintiff or defendant, in any material litigation.

Item 4. Submission of matters to a vote of security holders

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's common stock has been publicly traded on the NASDAQ National Market since May 5, 1998 under the symbol "CLBR". The quarterly ranges of prices per share since May 5, 1998 are as follows:

Fiscal 1998	High		Low
Second Quarter (from May 5, 1998)	$18	3/4	$15	1/8
Third Quarter	15	7/8	4	3/8
Fourth Quarter	5	15/16	3	7/8
Fiscal 1999	High		Low
First Quarter	5	1/16	1	7/8
Second Quarter	5	3/4	3
Third Quarter	5	12	2
Fourth Quarter	4		1	1/16
Fiscal 2000	High		Low
First Quarter	9	3/4	2
Second Quarter	7	13/16	2	1/2
Third Quarter	4	1/2	2	9/16
Fourth Quarter	3	7/16		5/16

    As of March 19, 2001 the approximate number of security holders of record was 44.

    The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

	For the Period November 22, 1996 (Date of Inception) Through December 31, 1996
		Year ended December 31,
		1997	1998	1999	2000
Statement of Operations Data:
Service fee revenue	$—	$—	$13,348,828	$20,055,383	$18,337,993
Service fee revenue from related party	—	—	—	2,000,000	1,750,000
Management fee from Sylvan	—	1,199,293	2,066,250	3,977,366	816,578

	—	1,199,293	15,415,078	26,032,749	20,904,571
Cost and expenses:
Operating expenses	—	4,442,880	24,256,603	27,626,288	25,663,122
Management fees to Sylvan	480,000	2,400,500	2,000,000	2,000,000	1,845,024
Other selling, general and administrative expenses	1,155,171	8,071,836	18,157,203	18,556,641	27,632,150

	1,635,171	14,915,216	44,413,806	48,182,929	55,140,296
Other income (expense):
Other income	—	—	—	—	600,000
Interest income	—	536,100	1,571,078	1,348,787	665,712
Interest expense	—	(391,312)	(1,396,864)	(1,440,628)	(1,031,962)

	—	144,788	174,214	(91,841)	233,750

Net loss	(1,635,171)	(13,571,135)	(28,824,514)	(22,242,021)	(34,001,975)
Dividends accrued on preferred stock	(199,000)	(796,000)	(314,409)	(266,507)	(1,244,751)

Net loss attributable to common stockholders	$(1,834,171)	$(14,367,135)	$(29,138,923)	$(22,508,528)	$(35,246,726)

Basic and diluted loss per common share attributable to common stockholders	$(0.21)	$(1.62)	$(2.61)	$(1.82)	$(2.82)

	December 31,
	1996	1997	1998	1999	2000
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$13,000,000	$3,850,440	$32,132,975	$25,923,169	$7,578,511
Current assets	13,028,000	5,895,238	37,380,844	31,765,330	12,656,673
Net property, plant and equipment	29,629	8,335,270	24,395,378	21,127,664	16,831,918
Total assets	13,057,629	14,510,389	62,158,955	53,284,177	29,874,446
Current liabilities	1,411,800	7,186,129	9,909,734	12,570,299	13,319,345
Long-term debt and capital lease obligations, less current portion	—	3,417,181	13,040,854	9,059,318	9,461,502
Stockholder's equity (deficit)	(134,171)	(11,500,356)	37,614,809	15,310,996	6,254,210

Quarterly Results of Operations

	Quarters Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenues	$4,557,762	$6,570,314	$7,363,964	$7,540,709	$5,070,380	$6,079,893	$5,982,449	$3,771,849
Net loss	(6,141,794)	(6,094,085)	(4,704,736)	(5,301,406)	(7,298,290)	(6,845,780)	(8,439,046)	(11,418,859)
Net loss attributable to common stockholders	$(6,156,794)	$(6,109,085)	$(4,719,736)	$(5,522,913)	$(7,600,243)	$(7,152,295)	$(8,754,331)	$(11,739,857)
Basic and diluted loss per common share attributable to common stockholders	$(0.50)	$(0.50)	$(0.38)	$(0.45)	$(0.61)	$(0.57)	$(0.70)	$(0.94)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to statements regarding the anticipated impact of uncollectible accounts receivable on future liquidity, expenditures to lease property and equipment for the Caliber Learning Centers, future capital requirements, and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (1) the Company's ability to consummate financing transactions in amounts and on terms not materially disadvantageous to common stockholders; (2) the Company's ability to grow new customer revenues and gain renewal business; (3) the Company's ability to control expenses; (4) price competition in the e-learning industry; (5) the Company's ability to continue to deliver competitive technology solutions and services; (6) the ability of the Company's direct sales force to mature and achieve significant productivity; (7) the Company's ability to recruit and retain key management, sales and executive personnel; (8) general business and economic conditions; and (9) other risk factors described in the Company's Registration Statement (No. 333-47565) and subsequent reports filed from time to time with the Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

    Caliber Learning Network, Inc. (the "Company") was incorporated on March 28, 1996 under the laws of the state of Maryland for the purpose of providing learning services to corporations and universities using Internet, telecommunications, and multimedia technology. The Company was organized by Sylvan Learning Systems, Inc. ("Sylvan") and MCI WorldCom ("MCI") bringing together the educational services expertise of Sylvan and the technology and telecommunications expertise of MCI. Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. In March 2000, the Company assigned its rights and duties under the agreement to an independent third party.

Revenue

    Revenue is generated primarily from learning services provided to corporations, graduate-level learning courses, hourly classroom rental and related services. Revenue from learning courses and training events is recognized over the contract period as the events are delivered. Services unrelated to learning courses or training events are recognized in the period the services are provided. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain certification centers were calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees were recognized as revenue upon delivery of the examination through February 2000, at which time the Company assigned its rights and responsibilities under this agreement to an independent third party.

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

    Since its organization in November 1996, the Company has relied on Sylvan for certain resources, systems and personnel for management, administrative, legal and accounting functions. Additionally, Sylvan provides office space for the Company's operations. Under the Intercompany Management and

Facility Use Agreement, the Company paid Sylvan $6.9 million of management fees from November 22, 1996 through December 31, 1999. The Company incurred charges from Sylvan of $1.8 million for these services in 2000. During 2000, the Company continued to develop some of its own systems to replace those currently provided by Sylvan but intends to lease space from Sylvan for the foreseeable future. The Company renegotiated the terms of the Intercompany Management and Facility Use Agreement at the end of 2000. The Company has agreed to pay $1.7 million for services provided by Sylvan in 2001.

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

  Results of Operations

Fiscal 2000 Compared to Fiscal 1999

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 14 to the financial statements for a description of the operating segments.

	Year ended December 31, 2000
	Corporate	Other Products and Services	Total
Revenue	$15,609,142	$5,295,429	$20,904,571
Direct Costs	5,589,046	1,345,730	6,934,776

Segment operating income	$10,020,096	$3,949,699	$13,969,795

	Year ended December 31, 1999
	Corporate	Other Products and Services	Total
Revenue	$17,199,385	$8,833,364	$26,032,749
Direct Costs	4,941,712	5,205,890	10,147,602

Segment operating income	$12,257,673	$3,627,474	$15,885,147

    Revenues in 2000 were $20.9 million, a decrease of $5.1 million from the $26.0 million in 1999. The decrease in revenues in 2000 was primarily attributable to a $3.5 million reduction in the Company's Other Products and Services segment revenue as the Company assigned its rights and duties under its test administration agreement to an independent third party in March 2000. In addition, revenues decreased by $1.6 million in the Company's Corporate segment primarily due to the Company's discontinuance of its efforts in the academic market. Revenues of $2.0 million generated from LeapIT.com, LLC, a related party, are included in the Corporate segment in 1999 compared to approximately $1.8 million in 2000.

    Direct costs for the segments were $6.9 million in 2000, a decrease of $3.2 million when compared to $10.1 million in 1999. This decrease was primarily attributable to a $3.9 million decrease in direct costs in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to an independent third party in March 2000. The decrease was offset by an increase in direct costs of $647,000 in the Corporate segment due to the event mix between years.

    Center operating expenses and depreciation and amortization in 2000 increased to $18.7 million, an increase of $1.2 million, when compared to the $17.5 million in 1999. This increase was primarily attributable to a $860,000 increase in depreciation and amortization expense due to a larger fixed asset base.

    Selling, general and administrative expenses in 2000 increased to $27.6 million, an increase of $9.0 million, when compared to $18.6 million in 1999. This increase in primarily attributable to a significant increase in the sales force and other personnel to support anticipated future revenue growth. In addition, the Company incurred increased marketing expenses to build brand awareness and increased technology costs to support additional services offered to customers.

    Management fees to Sylvan were $1.8 million in 2000, a decrease of $155,000, compared to $2.0 million in 1999 due to the contractually negotiated terms between Caliber and Sylvan under the Intercompany Management and Facility Use Agreement.

    Interest income in 2000 was $666,000, a decrease of $683,000 compared to the $1.3 million in 1999. This decrease was due to the decrease in the balance of the Company's short-term investments between years which has been used for operating purposes. Interest expense in 2000 was $1.0 million, a decrease of $409,000 compared to the $1.4 million in 1999. The decrease was due primarily to interest expense being incurred on a smaller capital lease balance in 2000.

    The Company entered into a confidential settlement of a previously disclosed legal proceeding and the case has been dismissed by both parties. Amounts related to this settlement are included in other income in the accompanying statements of operations.

Fiscal 1999 Compared to Fiscal 1998

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 14 to the financial statements for a description of the operating segments.

	Year ended December 31, 1999
	Corporate	Other Products and Services	Total
Revenue	$17,199,385	$8,833,364	$26,032,749
Direct Costs	4,941,712	5,205,890	10,147,602

Segment operating income	$12,257,673	$3,627,474	$15,885,147

	Year ended December 31, 1998
	Corporate	Other Products and Services	Total
Revenue	$11,518,107	$3,896,971	$15,415,078
Direct Costs	5,178,406	5,306,519	10,484,925

Segment operating income	$6,339,701	$(1,409,548)	$4,930,153

    Revenues in 1999 were $26.0 million, an increase of $10.6 million from the $15.4 million in 1998. The increase in revenues in 1999 was primarily a result of a revenue increase of $5.7 million in the Company's Corporate segment and a $4.9 million increase in the Company's Other Products and Services segment. The Company's Corporate segment revenues have grown from the prior year due to the increase in the number of events. Revenues of $2.0 million generated from LeapIT.com, LLC, a related party, are included in the Corporate segment in 1999 compared to zero in 1998. The Company's Other Products and Services segment increased primarily due to an increase of $3.0 million in training services business and an increase of $1.9 million associated with the test administration contract with Sylvan.

    Direct costs for the segments were $10.1 million in 1999, a decrease of $337,000 when compared to $10.5 million in 1998. This decrease was primarily attributable to a $237,000 decrease in direct costs in the Corporate segment due to a smaller amount of costs related to the Company's former academic business.

    Center operating expenses and depreciation and amortization in 1999 increased to $17.5 million, an increase of $3.7 million, when compared to the $13.8 million in 1998. This increase was primarily attributable to a $2.6 million increase in depreciation and amortization expense due to a larger fixed asset base and a $1.1 million increase in center operating expenses due to a larger number of Caliber centers being operational in 1999 for a full year compared to 1998.

    Selling, general and administrative expenses in 1999 increased to $18.6 million, an increase of $399,000, when compared to $18.2 million in 1998. This increase in primarily attributable to increased personnel costs.

    Management fees to Sylvan remained constant at $2.0 million due to the contractually negotiated terms between Caliber and Sylvan under the Intercompany Management and Facility Use Agreement.

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

Liquidity and Capital Resources

    Net cash used in operating activities increased to $23.3 million in 2000 compared to $15.0 million in 1999. This increase was primarily attributable to a larger net loss before depreciation and amortization of $10.9 million in 2000 offset by changes in working capital balances.

    Net cash used in investing activities was $1.4 million in 2000 compared to net cash provided by investing activities of $5.5 million in 1999. This change was primarily attributable to the sale of available-for-sale securities in 1999, offset by proceeds received from a sale-leaseback transaction in 2000.

    Net cash provided by financing activities decreased to $6.4 million in 2000 compared to $11.5 million in 1999. This decrease was primarily attributable to proceeds of approximately $11.0 milion from the Company's issuance of Series B Redeemable Convertible Preferred Stock in December 2000 compared to $15.0 million from the issuance of Series A Redeemable Convertible Preferred Stock in October 1999. The Company also paid approximately $1.2 million more capital lease principal payments in 2000 compared to 1999.

    As of December 31, 2000, the Company had cash and cash equivalents of $7.6 million. The Company believes that these resources, along with the additional $4.0 million in proceeds received from the issuance of additional Series B Redeemable Convertible Preferred Stock in March 2001, will be sufficient to fund the acquisition of property and equipment and to fund negative cash flow from operations into May 2001. In the first quarter of 2001, the Company paid cash of $1,000,000 to acquire Fulcrum Information Services, Inc., as described more fully in Note 16 to the audited financial statements. The Company is currently seeking additional long-term financing to provide for its anticipated cash needs until cash flows from operations are sufficient to sustain the growth of the business. Management believes that sufficient capital can be obtained to support planned operations through December 31, 2001. However, there can be no assurance that the Company will be able to obtain this financing on acceptable terms to satisfy its cash requirements or to implement its growth strategy successfully.

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

    The financial statements of the Company are included on pages F-1 through F-18 of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no changes in accountants, disagreements, or other events requiring reporting under this item.

PART III

Item 10. Directors and Executive Officers of Caliber Learning Network, Inc.

    Information required will be set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, to be filed on or before April 30, 2001, which is incorporated by reference.

    Information required pertaining to compliance with Section 16 (a) of the Securities and Exchange Act of 1934 will be set forth under the caption "Election of Directors" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

Item 11. Executive Compensation

    Information required will be set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

Item 12. Security Ownership and Certain Beneficial Owners and Management

    Information required will be set forth under the caption "Security Ownership" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

    Information required will be set forth under the caption "Certain Transactions" in the Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this Report:

1. Financial Statements

      The response to this portion of Item 14 is submitted as a separate section of this Report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts
Caliber Learning Network, Inc.

	Year ended December 31
	1998	1999	2000
Beginning balance	$—	$2,676,000	$3,727,944
Provision for bad debts	2,676,000	2,075,000	25,546
Writeoffs	—	(1,023,056)	(3,458,541)

Ending Balance	$2,676,000	$3,727,944	$294,949

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Reports on Form 8-K:

      See exhibits 4.06, 4.07, 4.08 and 4.09 on page 18.

3. Exhibits

(a)
Exhibits:

Exhibit No.		Description
3.01		Articles of Amendment and Restatement of the Charter*
3.02		Bylaws *
4.01		Specimen Common Stock Certificate*
4.02		Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*
4.03		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Fund III, L.P.**
4.04		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Offshore Fund III, L.P.**
4.05		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Robert Fleming Nominees Limited**
4.06		Articles Supplementary Classifying Series A-1 Preferred Stock***
4.07		Preferred Stock Purchase Agreement among Caliber Learning Network, Inc., Sylvan Ventures, LLC, Fleming US Discovery Fund III, L.P., and Fleming US Discovery Offshore Fund III, L.P.****
4.08		Articles Supplementary Classifying Series B Preferred Stock****
4.09		Articles Supplementary Classifying Series A-2 Preferred Stock****
10.01	(a)	1997 Stock Option Plan*
10.01	(b)	1998 Stock Incentive Plan*
10.10		Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*
10.11		Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*
23.01		Consent of Ernst & Young LLP

      *Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).

      **Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.

      ***Incorporated by reference to the Company's Form 8-K filed on October 5, 2000.

      ****Incorporated by reference to the Company's Form 8-K filed on December 29, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2001.

CALIBER LEARNING NETWORK, INC.
BY:	/S/ MARK YANSON Mark Yanson Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 30, 2001.

Signature	Title	Date

/s/ R. CHRISTOPHER HOEHN-SARIC R. Christopher Hoehn-Saric	Chairman of the Board of Directors	March 30, 2001
/s/ ED MULLEN Ed Mullen	Vice Chairman of the Board of Directors	March 30, 2001
/s/ CHRIS L. NGUYEN Chris L. Nguyen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ MARK YANSON Mark Yanson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ ERNEST ANASTASIO Ernest Anastasio	Director	March 30, 2001
/s/ JANEEN M. ARMSTRONG Janeen M. Armstrong	Director	March 30, 2001
/s/ DOUGLAS L. BECKER Douglas L. Becker	Director	March 30, 2001
/s/ ROBERT L. BURR Robert L. Burr	Director	March 30, 2001
/s/ JOHN P. HILL John P. Hill	Director	March 30, 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Caliber Learning Network, Inc.

    We have audited the accompanying balance sheets of Caliber Learning Network, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caliber Learning Network, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 15 to the financial statements, the Company has a deficiency of working capital of $662,672 at December 31, 2000 and has incurred operating losses since inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans to address this matter are also described in Note 15. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                            /s/ Ernst & Young LLP

Baltimore, Maryland
February 14, 2001

except for Note 16, as to which the date is
March 26, 2001

Caliber Learning Network, Inc.
Balance Sheets

	December 31,
	1999	2000
Assets
Current assets:
Cash and cash equivalents	$25,923,169	$7,578,511
Accounts receivable, net of allowance of $3,727,944 in 1999 and $294,949 in 2000	3,727,637	4,139,010
Receivable from related party	2,000,000	750,000
Prepaid expenses and other current assets	114,524	189,152

Total current assets	31,765,330	12,656,673
Property and equipment:
Furniture and fixtures	3,059,913	3,386,818
Computer equipment and software	18,823,316	21,833,837
Leasehold improvements	10,628,772	10,644,187

	32,512,001	35,864,842
Accumulated depreciation and amortization	(11,384,337)	(19,032,924)

	21,127,664	16,831,918
Other assets	391,183	385,855

Total assets	$53,284,177	$29,874,446

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$4,443,697	$2,865,559
Payable to Sylvan	2,961,809	4,716
Current portion of note payable to Sylvan	—	2,936,000
Accrued dividends payable	73,720	1,471,278
Current portion of deferred tenant allowances	375,846	358,842
Current portion of capital lease obligations due to related party	4,715,227	5,682,950

Total current liabilities	12,570,299	13,319,345
Note payable to Sylvan, less current portion	—	4,214,000
Deferred tenant allowances, less current portion	1,190,757	839,389
Capital lease obligations due to related party, less current portion	9,059,318	5,247,502
Commitments and contingencies	—	—
7.5% Series A Redeemable Convertible Preferred Stock, $.01 par value; authorized shares of 225,000; issued and oustanding shares of 150,000 in 1999	15,152,807	—
Stockholders' equity:
7.5% Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—500,000; issued and oustanding shares of 110,000 in 2000; liquidation preference of $100 per share aggregating $11,000,000	—	1,100
7.5% Series A-2 Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—225,000; issued and oustanding shares 150,000 in 2000; liquidation preference of $100 per share plus accrued interest aggregating $16,337,558	—	1,500
6% Non-Voting Convertible Preferred Stock, $.01 par value; authorized shares of 5,167,328; issued and outstanding shares of 5,167,328 in 1999 and 2000	51,674	51,674
Common stock, $.01 par value; authorized shares- 50,000,000; issued and oustanding shares of 12,443,797 in 1999 and 12,595,282 in 2000	124,438	125,953
Additional paid-in capital	81,606,725	106,547,799
Accumulated deficit	(66,471,841)	(100,473,816)

Total stockholders' equity	15,310,996	6,254,210

Total liabilities and stockholders' equity	$53,284,177	$29,874,446

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.
Statements of Operations

	Year ended December 31,
	1998	1999	2000
Revenues:
Service fee revenue	$13,348,828	$20,055,383	$18,337,993
Service fee revenue from related party	—	2,000,000	1,750,000
Management fee from Sylvan	2,066,250	3,977,366	816,578

	15,415,078	26,032,749	20,904,571
Cost and expenses:
Operating expenses	24,256,603	27,626,288	25,663,122
Management fees to Sylvan	2,000,000	2,000,000	1,845,024
Other selling, general and administrative expenses	18,157,203	18,556,641	27,632,150

	44,413,806	48,182,929	55,140,296
Other income (expense):
Other income	—	—	600,000
Interest income	1,571,078	1,348,787	665,712
Interest expense	(1,396,864)	(1,440,628)	(1,031,962)

	174,214	(91,841)	233,750

Net loss	(28,824,514)	(22,242,021)	(34,001,975)
Dividends accrued on preferred stock	(314,409)	(266,507)	(1,244,751)

Net loss attributable to common stockholders	$(29,138,923)	$(22,508,528)	$(35,246,726)

Basic and diluted loss per common share attributable to common stockholders	$(2.61)	$(1.82)	$(2.82)

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.
Statements of Stockholders' Equity

	Series A-2 Redeemable Convertible Preferred Stock	Series A-1 Redeemable Convertible Preferred Stock	Series B Redeemable Convertible Preferred Stock	Non-voting Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 1998	$—	$—	$—	$—	$38,300	$51,674	$—	$9,179,334	$(5,364,358)	$(15,405,306)	$(11,500,356)
Issuance of 18,750 shares of Class A common stock	—	—	—	—	188	—	—	149,812	—	—	150,000
Conversion of 3,848,736 shares of Class A common stock into 3,848,736 shares of common stock	—	—	—	—	(38,488)	—	38,488	—	—	—	—
Conversion of 5,167,328 shares of Class B common stock into 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock	—	—	—	51,674	—	(51,674)	—	—	—	—	—
Conversion of 2,442,513 shares of Series B Redeemable Convertible Preferred Stock into 2,442,513 shares of common stock	—	—	—	—	—	—	24,425	9,975,575	—	—	10,000,000
Conversion of 1,227,393 shares of Series B Redeemable Junior Convertible Preferred Stock into 1,227,393 shares of common stock	—	—	—	—	—	—	12,274	1,287,726	—	—	1,300,000
Payment of stock subscription	—	—	—	—	—	—	—	—	5,364,358	—	5,364,358
Issuance of 4,775,000 shares of common stock	—	—	—	—	—	—	47,750	61,384,472	—	—	61,432,222
Proceeds from exercise of stock options	—	—	—	—	—	—	60	7,448	—	—	7,508
Loss for the year ended December 31, 1998	—	—	—	—	—	—	—	—	—	(28,824,514)	(28,824,514)
Dividends on 6% Non-Voting Convertible Preferred Stock and 8% Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(314,409)	—	—	(314,409)

Balance at December 31, 1998	—	—	—	51,674	—	—	122,997	81,669,958	—	(44,229,820)	37,614,809
Proceeds from exercise of stock options	—	—	—	—	—	—	45	47,495	—	—	47,540
Proceeds from sale of 139,624 shares under the employee stock purchase program	—	—	—	—	—	—	1,396	155,779	—	—	157,175
Loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	—	(22,242,021)	(22,242,021)
Dividends on 6% Non-Voting Convertible Preferred Stock and 7.5% Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	(266,507)	—	—	(266,507)

Balance at December 31, 1999	—	—	—	51,674	—	—	124,438	81,606,725	—	(66,471,841)	15,310,996
Proceeds from exercise of stock options	—	—	—	—	—	—	271	31,932	—	—	32,203
Exchange of 150,000 shares of Series A Redeemable
Convertible Preferred Stock for 150,000 shares of Series A-1 Redeemable Convertible Preferred Stock	—	1,500	—	—	—	—	—	14,998,500	—	—	15,000,000
Exchange of 150,000 shares of Series A-1 Redeemable Convertible Preferred Stock for 150,000 shares of Series A-2 Redeemable Convertible Preferred Stock	1,500	(1,500)	—	—	—	—	—	—	—	—	—
Issuance of 110,000 shares of Series B Redeemable Convertible Preferred Stock	—	—	1,100	—	—	—	—	10,975,600	—	—	10,976,700
Proceeds from sale of 124,413 shares under the employee stock purchase program	—	—	—	—	—	—	1,244	179,793	—	—	181,037
Loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	(34,001,975)	(34,001,975)
Dividends on 6% Non-Voting Convertible Preferred Stock, and 7.5% Series A-1 Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	(1,244,751)	—	—	(1,244,751)

Balance at December 31, 2000	$1,500	$—	$1,100	$51,674	$—	$—	$125,953	$106,547,799	$—	$(100,473,816)	$6,254,210

The accompanying notes are an integral part of these finanical statements.

Caliber Learning Network, Inc.
Statements of Cash Flows

	Year Ended December 31,
	1998	1999	2000
Operating activities
Net loss	$(28,824,514)	$(22,242,021)	$(34,001,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,207,032	6,788,822	7,648,587
Negative amortization of capital lease obligations charged to interest expense	968,216	—	—
Amortization of deferred tenant allowances recorded as a reduction of rent expense	(176,109)	(389,325)	(368,372)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,939,055)	1,228,818	(411,373)
Receivable from related party	—	(2,000,000)	1,250,000
Prepaid expenses and other current assets	(177,640)	122,304	(74,628)
Accounts payable and accrued expenses	2,464,579	(86,318)	(1,578,138)
Payable to related party	1,345,776	1,616,033	4,192,907
Management fee payable to Sylvan	(2,880,500)	—	—
Interest payable to Sylvan	(301,784)	—	—

Net cash used in operating activities	(28,313,999)	(14,961,687)	(23,342,992)
Investing activities
Purchases of property and equipment	(6,866,873)	(2,804,930)	(2,756,359)
Proceeds from sale-leaseback of property and equipment	540,690	—	1,341,050
Purchases of available-for-sale securities	(8,254,174)	—	—
Proceeds from sale of available-for-sale securities	—	8,254,174	—
Proceeds from deferred tenant allowances	2,070,022	54,586	—
Change in other assets	(102,852)	(8,450)	5,328

Net cash (used in) provided by investing activities	(12,613,187)	5,495,380	(1,409,981)
Financing activities
Issuance of common stock in initial public offering, net of offering costs of $738,278	61,432,222	—	—
Repayments of loan from Sylvan	(3,000,000)	—	—
Issuance of Class A common stock	150,000	—	—
Issuance of Series A Redeemable Convertible Preferred Stock, net of offering costs of $53,700	—	14,946,300	—
Issuance of Series B Redeemable Convertible Preferred Stock, net of offering costs of $23,300	—	—	10,976,700
Proceeds from exercise of stock options	7,508	47,540	32,203
Proceeds from purchase of shares under the employee stock purchase program	—	157,175	181,037
Payment of subscription receivable	5,364,358	—	—
Payment of accrued dividends on preferred stock	(1,210,689)	(85,000)	—
Payment of capital lease obligations	(1,787,852)	(3,555,340)	(4,781,625)

Net cash provided by financing activities	60,955,547	11,510,675	6,408,315

Net increase (decrease) in cash and cash equivalents	20,028,361	2,044,368	(18,344,658)
Cash and cash equivalents, beginning of year	3,850,440	23,878,801	25,923,169

Cash and cash equivalents, end of year	$23,878,801	$25,923,169	$7,578,511

The accompanying notes are an integral part of these financial statements.

Caliber Learning Network, Inc.
Notes to Financial Statements

December 31, 2000

1. Summary of Significant Accounting Policies

  Description of Business

    The Company was founded in 1996 by Sylvan Learning Systems, Inc. ("Sylvan") and MCI WorldCom, Inc. ("MCI") to provide learning services to corporations and universities using the Internet, telecommunications and multimedia technology within a network of specially equipped classroom facilities.

    Currently, the Company is a leading provider of e-learning infrastructure and services to major corporations in support of their strategic initiatives. The Company has developed a proprietary technology platform that connects large numbers of enterprise constituents, including employees, suppliers, customers and business partners to enable the delivery of targeted, timely information. The Company's focus is on the enterprise learning needs of Global 2000 corporations located in the United States and internationally.

  Reclassification

    Certain amounts in the accompanying 1999 financial statements have been reclassified to conform to the presentation used in 2000.

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

Management fees under an agreement with Sylvan to manage certain computer-based certification centers were calculated based on a fixed amount per month, plus an additional fee per test delivered above a specified number of test examinations. These fees were recognized as revenue upon delivery of the examination. In March 2000, the Company assigned its rights and responsibilities under this agreement to an independent third party.

  Advertising

    Costs of advertising are expensed as incurred. Advertising expense totaled $4,071,549, $2,012,240 and $1,826,140 in 1998, 1999 and 2000, respectively.

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

  Impact of Adoption of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, which is required to be adopted in January 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management does not anticipate that the adoption of the new Statement will have an effect on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company has adopted the provision of SAB No. 101 in its financial statements for the fiscal year ending December 31, 2000. The adoption of this pronouncement did not have any impact on the Company's financial position or results of operations.

2. Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	1998	1999	2000
Numerator:
Net loss	$(28,824,514)	$(22,242,021)	$(34,001,975)
Preferred stock dividends	(314,409)	(266,507)	(1,244,751)

Net loss attributable to common stockholders	$(29,138,923)	$(22,508,528)	$(35,246,726)

Denominator:
Weighted average number of shares of common stock outstanding during the period	11,127,121	12,338,195	12,497,433
Shares of common stock issued for a nominal value	50,643	—	—

Denominator for loss per share	11,177,764	12,338,195	12,497,433

Basic and diluted loss per share	$(2.61)	$(1.82)	$(2.82)

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

    Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stocks, warrants and stock options.

3. Supplemental Disclosure of Cash Flow Information

	Year ended December 31,
	1998	1999	2000
Non-cash investing and financing activities:
Equipment acquired under capital lease	$13,400,271	$716,178	$596,482
Dividends accrued on 7.5% Series A, 7.5% Series A-1 Redeemable Convertible Preferred Stock and 6% Non-Voting Convertible Preferred Stock	314,409	266,507	1,244,751
Interest paid	1,788,176	1,440,628	1,031,962

4. Transactions with Sylvan and its Affiliates

    Effective May 1, 1997, the Company entered into an agreement with Sylvan to manage the operations of certain certification centers located throughout the United States which administer computer-based tests for major corporations, professional associations and government agencies. Revenues under this agreement are classified in the accompanying statements of operations as management fee from Sylvan.

The Company's obligations under this agreement terminated in March 2000 after Caliber assigned the agreement to an independent third party.

    During all periods presented, the Company purchased under a Management and Facility Use Agreement with Sylvan specified management, accounting and administrative services. In addition, this agreement provides for the use by the Company of certain office space under lease to Sylvan. Annual management fees in 1998, 1999 and 2000 were $2,000,000, $2,000,000 and $1,845,024, respectively.

    The Company utilizes a centralized disbursement function managed by Sylvan. During 1998, 1999 and 2000, Sylvan paid certain amounts on behalf of the Company related to payroll and other expenses. Amounts payable to Sylvan related to these transactions were $1,345,776, $2,961,809 and $7,154,716 at December 31, 1998, 1999 and 2000, respectively.

    In February 2001, the Company signed a $7,150,000 promissory note with Sylvan due March 31, 2004 as consideration for this amount payable to Sylvan. The accompanying balance sheet at December 31, 2000 has been reclassified to present the obligation to Sylvan in accordance with its contractual payment terms. The note bears interest at 15% per annum and is payable in installments consisting of (i) $1,000,000 upon signing the note, (ii) $736,000 on March 31, 2001, (iii) three quarterly payments of $400,000 commencing June 30, 2001, (iv) eight quarterly payments of $500,000 in 2002 and 2003, and (v) a final payment of $214,000 on March 31, 2004. The interest rate of 15% per annum consists of a cash component equal to 8% per annum payable quarterly and a component which accrues and is payable at maturity equal to 7% of principal. The promissory note is secured by a lien on all of the Company's assets.

    In connection with the issuance of a note to Sylvan in February 2001, the Company granted Sylvan warrants to purchase 240,000 shares of common stock at an exercise price of $3.50 per share. One half of the warrants vested upon the signing of the note, and the remaining half vest on December 31, 2001.

    During the third quarter of 1999, the Company entered into a Course Conversion and Hosting Agreement with LeapIT.com, LLC, an affiliate of Sylvan. For the years ended December 31, 1999 and 2000, service fee revenue from related party in the accompanying statements of operations includes $2,000,000 and $1,750,000, respectively, of revenues from LeapIT.com, LLC. In addition, $2,000,000 and $750,000 is included as a receivable from related party in the accompanying balance sheets at December 31, 1999 and 2000, respectively, related to this agreement. The Company provided consulting and other services under this agreement, which was concluded in 2000.

5. Capital Leases

    MCI WorldCom, a stockholder of the Company, provided an aggregate of $20.0 million in lease financing guaranties for the purchase of furniture and equipment.

    Property and equipment includes the following amounts for leases that have been capitalized at December 31, 2000:

Furniture and fixtures	$632,265
Computer equipment and software	16,029,332
Leasehold improvements	3,338,403

20,000,000
Less: accumulated amortization	(11,308,419)

$8,691,581

    Amortization of leased assets is included in depreciation and amortization expense.

    Future minimum payments under capital lease obligations consist of the following at December 31, 2000:

2001	$6,490,340
2002	3,820,404
2003	1,717,184
2004	171,908

Total minimum lease payments	12,199,836
Amounts representing interest	(1,269,384)

Present value of net minimum lease payments (including current portion of $5,682,950)	$10,930,452

6. Initial Public Offering and Recapitalization

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

7. Preferred Stock

    The Company has three series of Preferred Stock outstanding at December 31, 2000, 6% Non-Voting Convertible Preferred Stock, 7.5% Series A-2 Redeemable Convertible Preferred Stock and 7.5% Series B Redeemable Convertible Preferred Stock.

    Each share of the 6% Non-Voting Convertible Preferred Stock issued in connection with the 1998 recapitalization described in Note 6 is convertible into one share of common stock at the option of the holder at any time after May 2000. Dividends of $60,000 per year are cumulative and were first payable in May 1999.

    In October 1999, the Company issued 150,000 shares of 7.5% Series A Redeemable Convertible Preferred Stock ("Series A") for a total aggregate purchase price of $15.0 million. In September 2000, all of the holders of the Company's outstanding Series A Redeemable Convertible Preferred Stock exchanged their shares for a like number of shares of a new series of preferred stock designated as Series A-1 Redeemable Convertible Preferred Stock ("Series A-1"). On December 29, 2000, all of the holders of the Company's outstanding Series A-1 Redeemable Convertible Preferred Stock exchanged their shares for a like number of shares of a new series of preferred stock designated as Series A-2 Redeemable Convertible Preferred Stock ("Series A-2") due to a change in conversion rights. On December 29, 2000, the Company also issued 110,000 shares of 7.5% Series B Redeemable Convertible Preferred Stock ("Series B") for a total aggregate purchase price of $11.0 million. The Series A-2 and Series B were issued with the following terms:

  Redemption Rights

    The Series A-2 and Series B are redeemable in whole on October 31, 2005 and June 30, 2005, respectively. Both series are redeemable in cash or common stock at the option of the Company and have a redemption amount of $100 per share plus all accrued and unpaid dividends.

  Conversion Rights

    The Series A-2 and Series B are convertible into Common Stock at the option of the holder at any time. The Series A-2 and Series B are convertible at a converison price of $3.50 per share. Both series will be adjusted to provide for certain subsequent issuances of Common Stock which would result in dilution.

  Dividends

    The holders of both series are entitled to receive quarterly cumulative dividends at a rate of 7.5% per annum. The first dividend payment dates on the Series A-2 and Series B are December 31, 2000 and March 31, 2001, respectively. Accrued dividends may be payable at the election of the Company in cash or additional shares.

  Liquidation

    Both series have a preference on liquidation equal to $100 per share plus all accrued and unpaid dividends. The Series B has preference in liquidation over Series A-2.

  Voting Rights

    Both Series have substantially the same voting rights as the number of shares of Common Stock into which they can be converted.

8. Warrant and Shares Reserved for Future Issuance

    The Company at December 31, 2000 has reserved 3,514,068 shares of common stock for future issuance upon the exercise of stock options eligible for granting or previously granted under the 1997 and 1998 Plans and under other grants made to certain executives, 4,681,303 shares of common stock issuable upon the conversion of the 7.5% Series A-2 Redeemable Convertible Preferred Stock, 8,571,429 shares of common stock issuable upon the conversion of the 7.5% Series B Redeemable Convertible Preferred Stock assuming the issuance of $30.0 Million in 7.5% Series B Redeemable Convertible Preferred Stock at an initial conversion price of $3.50, 5,167,328 shares of common stock issuable upon the conversion of the 6% Non-Voting Convertible Preferred Stock and 400,000 shares issuable under the Employee Stock Purchase Plan.

    In addition, a warrant to purchase 1,193,573 shares of common stock for $3.169 per share was outstanding at December 31, 2000. This warrant expires on November 22, 2006.

9. Stock Compensation Plan

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

    Effective February 17, 1998, the Company adopted the Caliber Learning Network, Inc. 1998 Stock Incentive Plan (the "1998 Plan") which is administered by the Board of Directors. The 1998 Plan provides for the granting of either qualified or non-qualified options to purchase an aggregate of up to 1,416,603 shares of Common Stock to eligible employees, officers, directors and consultants of the Company.

    During 2000, the Company granted options to purchase 1,200,000 shares of Common Stock to certain executives of the Company. These grants were not made pursuant to the 1997 Plan or the 1998 Plan, but were specifically approved by the Board of Directors.

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1999 and 2000 is as follows:

	Year ended December 31,
	1998		1999		2000
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of year	1,070,047	$1.07	1,176,399	$2.21	1,043,744	$2.81
Granted	206,165	7.62	118,500	5.20	2,184,000	3.01
Excercised	(6,994)	1.07	(45,276)	1.05	(28,298)	1.18
Forfeited	(92,819)	1.05	(205,879)	1.42	(294,209)	2.59

Outstanding, end of year	1,176,399	$2.21	1,043,744	$2.81	2,905,237	$3.00

Excercisable at end of year	195,420		339,514		457,294

    During 2000, the Company granted options to purchase common stock when the quoted market price of common stock was equal to or less than the exercise price of the granted options. The following table summarizes the weighted-average fair values and exercise prices of granted stock options during 2000:

	Weighted Average Exercise Price	Weighted Average Fair Value
Market price equal to exercise price on grant date	$2.94	$2.81
Market price less than exercise price on grant date	3.00	1.47

    Options granted in 1998 and 1999 had a fair value at the date of grant of $2.74 and $3.56, respectively.

    Exercise prices for options outstanding as of December 31, 2000 ranged from $1.02 to $14.31 as follows:

Range of Exercise Prices	Options Outstanding	Weighted-Average Excercise Prices of Options Outstanding	Weighted-Average Remaining Contractual Life of Options Outstanding	Options Excercisable	Weighted-Average Exercise Prices of Options Excercisable
$1.02–$2.44	746,737	$1.11	6.83	412,394	$1.08
$3.00–$3.88	1,932,000	$3.00	9.79	2,000	$3.00
$4.12–$5.38	158,000	$4.67	9.00	15,500	$5.23
$8.00–$14.31	68,500	$13.42	7.49	27,400	$12.93

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

    Options valued using the Black-Scholes option pricing model assumed the following: risk-free interest rate of 5.5% in 1998, 1999 and 2000, dividend yields of 0% in 1998, 1999 and 2000, volatility factors of the expected market price of the Company's common stock of 1.04 in 1998, .792 in 1999 and 1.186 in 2000 and an expected life of the granted options of one to five years, depending on the vesting period.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss attributable to common stockholders was $29.3 million, $22.7 million and $36.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. Pro forma basic and diluted loss per share attributable to common stockholders was $(2.62), $(1.84) and $(2.88) for the years ended December 31, 1998, 1999 and 2000, respectively.

10. Income Taxes

    At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $93.9 million, which will begin to expire in 2011. Income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interest.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	1998	1999	2000
Net operating loss carryforwards	$14,719,056	$22,606,186	$36,262,432
Start-up costs capitalized for tax purposes	182,850	129,330	—
Allowance for doubtful accounts	1,033,471	1,439,732	104,043
Deferred revenue	93,396	123,629	160,727
Book over tax depreciation	869,386	1,096,037	2,030,958
Other	114,118	162,143	73,051

Total deferred tax assets	17,012,277	25,557,057	38,631,211

Total deferred tax liabilities	34,339	21,402	—

Net future income tax benefit	16,977,938	25,535,655	38,631,211
Valuation allowance for deferred tax assets	(16,977,938)	(25,535,655)	(38,631,211)

Net deferred tax assets	$—	$—	$—

    The reconciliation of the reported income tax benefit to the amount that would result by applying the U.S. federal statutory tax rate to the reported net loss is as follows:

	December 31
	1998	1999	2000
Tax benefit at U.S. federal statutory rate	$(9,800,335)	$(7,562,287)	$(11,560,672)
Effect of permanent differences	11,910	32,151	36,007
State income taxes	(1,331,693)	(1,027,581)	(1,570,891)
Increase in valuation allowance	11,120,118	8,557,717	13,095,556

Total	$—	$—	$—

11. Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At December 31, 2000, 36% of accounts receivable was due from two customers.

12. Operating Leases

    The Company conducts all of its operations from leased facilities under operating leases that have terms of up to ten years and generally contain renewal options and rental escalation clauses. The rental payments under certain leases are based on minimum fixed rentals plus a percentage of revenues earned at the location.

    Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

2001	$3,113,049
2002	2,996,842
2003	2,066,184
2004	1,420,965
2005	386,747
Thereafter	—

Total	$9,983,787

    The Company incurred rent expense of $5,194,910, $5,148,566 and $4,330,739 in 1998, 1999 and 2000, respectively.

13. Defined Contribution Retirement Plan

    Employees of the Company are eligible to participate in a defined contribution retirement plan sponsored by Sylvan. The provisions of the plan allow for voluntary employee contributions, subject to certain annual limitations, and discretionary contributions by the employer, which are allocated to eligible participants based upon compensation. All employees are eligible after meeting certain age and service requirements. The Company made contributions of $30,337, $85,852 and $102,888 for the years ended December 31, 1998, 1999 and 2000, respectively.

14. Business Segment Information

  Description of Segments

    The Company provides high-quality continuing education and training services. Prior to the first quarter of 2000, the Company operated in three distinct operating segments—Academic, Corporate and Other Products and Services. During the first quarter of 2000, the Company changed the manner in which it manages its operations and reports the activities of those operations. The Company is now organized into two distinct operating segments—Corporate and Other Products and Services. A description of each segment is provided below.

  Corporate Segment

    The Company markets its network to Global 2000 corporations, as a solution to their corporate communications, professional development and training needs. The Company makes its network available to corporations to provide nationwide distribution of corporate communications, professional development and training programs. In addition, the Company has partnered with universities having national reputations in various fields of expertise to market content to corporations.

  Other Products and Services Segment

    The Company's Other Products and Services Segment principally consist of training services and test administration services, as well as a developing portfolio of solutions designed to maximize the revenue generating capabilities of its network and achieve the fullest possible utilization of the network infrastructure and Company personnel.

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

    The following table sets forth information on the Company's reportable segments:

	Year ended December 31, 1998
	Corporate	Other Products and Services	Total
Revenues	$11,518,107	$3,896,971	$15,415,078
Direct costs	5,178,406	5,306,519	10,484,925

Segment operating income (loss)	$6,339,701	$(1,409,548)	$4,930,153

	Year ended December 31, 1999
	Corporate	Other Products and Services	Total
Revenues	$17,199,385	$8,833,364	$26,032,749
Direct costs	4,941,712	5,205,890	10,147,602

Segment operating income	$12,257,673	$3,627,474	$15,885,147

	Year ended December 31, 2000
	Corporate	Other Products and Services	Total
Revenues	$15,609,142	$5,295,429	$20,904,571
Direct costs	5,589,046	1,345,730	6,934,776

Segment operating income	$10,020,096	$3,949,699	$13,969,795

    The following table reconciles the reported information on segment direct costs to total operating expenses as reported in the statement of operations for the year ended December 31, 1998, 1999 and 2000:

	1998	1999	2000
Segment direct costs	$10,484,925	$10,147,602	$6,934,776
Fixed costs
Depreciation and amortization	4,207,032	6,788,822	7,648,587
Unallocated center operating expenses	9,564,646	10,689,864	11,079,759

Operating expenses	$24,256,603	$27,626,288	$25,663,122

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the year ended December 31, 1998, 1999 and 2000:

	1998	1999	2000
Segment operating income	$4,930,153	$15,885,147	$13,969,795
Unallocated operating expenses:
Sales and marketing	(8,621,042)	(9,745,788)	(14,687,173)
Depreciation and amortization	(4,207,032)	(6,788,822)	(7,648,587)
Center operating expenses	(9,564,646)	(10,689,864)	(11,079,759)
General and administrative expenses	(9,536,161)	(8,810,853)	(12,944,977)
Management fee payable to Sylvan	(2,000,000)	(2,000,000)	(1,845,024)
Other income (expense)	174,214	(91,841)	233,750

Net loss	$(28,824,514)	$(22,242,021)	$(34,001,975)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. The Company had one customer in the Corporate Segment that represented 29% of revenues for the year ended December 31, 2000.

15. Going Concern

    The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of December 31, 2000, the Company had cash and cash equivalents of $7,578,511 and a working capital deficiency of $662,672. The Company believes that its cash will be sufficient to meet its obligations in the ordinary course of business into May 2001. The Company is currently seeking additional long-term financing to provide for its anticipated cash needs until cash flows from operations are sufficient to sustain the growth of the business. Management believes that sufficient capital can be obtained to support planned operations through December 31, 2001. However, there can be no assurance that the Company will be able to obtain this financing on acceptable terms.

16. Subsequent Events

    In March 2001, the Company issued 40,000 shares of 7.5% Series B Redeemable Convertible Preferred Stock for a total aggregate purchase price of $4.0 million. The terms are the same as described in Note 7 for the Series B Redeemable Convertible Preferred Stock issued in December 2000.

    In March 2001, the Company acquired all of the outstanding stock of Fulcrum Information Services, Inc. ("Fulcrum"), an established provider of high-level content and services for corporations and professional services firms for an initial cash purchase price of $1.0 million. The acquisition was accounted for using the purchase method of accounting. In addition, variable amounts of contingent consideration also are payable to Fulcrum's selling shareholders if specified levels of earnings are achieved in 2001 and 2002, payable in common stock. The Company will record the contingent consideration as goodwill when the contingencies are resolved and the additional consideration is payable.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
PART II
PART III
PART IV
Schedule II—Valuation and Qualifying Accounts Caliber Learning Network, Inc.
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
Caliber Learning Network, Inc. Balance Sheets
Caliber Learning Network, Inc. Statements of Operations
Caliber Learning Network, Inc. Statements of Stockholders' Equity
Caliber Learning Network, Inc. Statements of Cash Flows
Caliber Learning Network, Inc. Notes to Financial Statements December 31, 2000