Form 10-K/A
period 2000-12-31
CALIBER LEARNING NETWORK INC
filed 2001-04-30
CIK 1057187

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or this amendment on Form 10-K/A. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $5,095,099 as of April 23, 2001.

    The registrant had 12,595,282 shares of Common Stock outstanding as of April 23, 2001.

    This Annual Report on Form 10-K/A provides the information required in Part III. The date of the Registrant's Annual Meeting of Stockholder's is June 21, 2001. Registrant is hereby amending Items 10-13 of the Registrant Form 10-K to read as follows:

Item 10. Directors and Executive Officers of Caliber Learning Network, Inc.

    Caliber's Board of Directors is composed of up to nine directors separated into three classes, with each class serving a three-year term.

    Two Class III directors are to be elected at the Annual Meeting to serve until the 2004 Annual Meeting or until their successors are duly elected and qualified. The Board of Directors has nominated Mr. Douglas Becker and Mr. Edward Mullen to serve as Class III directors for the term indicated. All nominees are currently members of the Board.

Information Concerning Nominees

    The following table presents information concerning persons nominated by the Board of Directors for election at the Annual Meeting as Class III directors of the Company.

Name and Age	Director Since	Nominated for Term Expiring	Principal occupation, directorships with public companies and other information
Douglas L. Becker (35)	February 1996	2004 Annual Meeting	Mr. Becker has served as Caliber's Vice Chairman of the Board of Directors and Secretary since February 1998. From November 1996 until February 1998, Mr. Becker served as President, Co-Chief Executive Officer and a director of Caliber. Mr. Becker has served as President of Sylvan Learning Systems, Inc. ("Sylvan") since April 1993 and as its Co-Chief Executive Officer since December 1995. Mr. Becker served as Chief Executive Officer of Sylvan's Learning Center Division from February 1991 until April 1993. Mr. Becker was a co-founder of Health Management Corporation and Sterling Capital, Ltd., of which he is a principal.
Edward E. Mullen (47)	April 2000	2004 Annual Meeting
Mr. Mullen has been a director of Caliber since April 2000. Most recently Mr. Mullen was president of MSGi an integrated internet and marketing services industry leader. During his tenure, he created and served as CEO of Wired Empire. Prior to MSGi, Mr. Mullen served as president and CEO of CMG Direct Corporation and before that was the founding President of the Interactive Media Council, MIMC.

Information Concerning Continuing Directors

Name and Age	Director Since	Term Expires	Principal occupation, directorships with public companies and other information
Janeen M. Armstrong (37)	November 1996	2002 Annual Meeting	Ms. Armstrong has served as a director of Caliber since November 1996. She has been self-employed as a certified public accountant and consultant since 1993. Ms. Armstrong is the daughter of John P. Hill, also a director of Caliber.
Ernest Anastasio (60)	August 1998	2002 Annual Meeting
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
R. Christopher Hoehn-Saric (38)	November 1996	2003 Annual Meeting
Mr. Hoehn-Saric has served as Caliber's Chairman of the Board of Directors since November 1996. From November 1996 until February 1998, Mr. Hoehn-Saric also served as Caliber's Co-Chief Executive Officer. Mr. Hoehn-Saric has served as Chairman of the Board of Directors of Sylvan since April 1993 and as Sylvan's Co-Chief Executive Officer since December 1995. From 1988 to 1993, he served as Sylvan's President. He also is a principal in Sterling Capital, Ltd., an investment partnership.
John P. Hill (66)	November 1996	2003 Annual Meeting
Mr. Hill has served as a director of Caliber since November 1996. Mr. Hill has been self-employed as a financial consultant since 1975. Prior to 1975, Mr. Hill held various staff and supervisory positions with public accounting firms, the Board of Governors of the Federal Reserve System, and the Securities and Exchange Commission.
Robert L. Burr (51)	October 1999	2003 Annual Meeting
Mr. Burr has served as a director of Caliber since October 1999. Since 1995 he has been director of investment management for Robert Fleming, Inc. From 1992 to 1995 he was a Senior Vice President of investment banking for Kidder Peabody & Co.
Chris L. Nguyen (40)	April 2000	2002 Annual Meeting
Mr. Nguyen has served as a director of Caliber since April 1999 and as the President and Chief Executive Officer of Caliber since May 1998. Prior to 1998, Mr. Nguyen held various senior management roles with Sylvan.

Beneficial Ownership Reporting Compliance

    We believe that all our directors and executive officers and other stockholders who may own 10% or more of Sylvan Common Stock have complied with the requirements of the Securities and Exchange Commission to report ownership and transactions which change ownership.

Item 11. Executive Compensation

    Compensation of Executive Officers.  The following table shows for the years ended December 31, 2000, 1999 and 1998, compensation paid by Caliber, including salaries, bonuses, stock options, and certain compensation, to its Chief Executive Officer and each of its four other most highly compensated executive officers at December 31, 2000 (collectively, the "Named Executive Officers"):

Long-term Compensation Awards
	Annual Compensation					Shares of Common Stock Underlying Options (#)
Name and Position	Year	Salary	Bonus		Other Annual Compensation (1)		All Other Compensation
Chris L. Nguyen, President, Chief Executive Officer	2000 1999 1998	$214,933 180,000 180,000	$	— — —	$6,600 6,600 6,600	800,000 500 —	$	— — —
Kevin Thibodeau, Vice President, Marketing	2000 1999 1998	$140,000 140,000 62,500		$8,750 — —	$6,600 6,600 3,300	85,000 10,500 30,000	$	— — —
David R. Dobkin, Senior Vice President, Strategic Development	2000 1999 1998	$180,000 180,000 180,000		$204,613 — 53,300	$6,600 6,600 6,600	50,000 500 —	$	— — —
G. Bryan Polivka, Senior Vice President, Programming and Production	2000 1999 1998	$150,000 140,000 140,000		$8,575 16,333 15,313	$6,600 6,600 6,600	— 500 —	$	— — —
Richard F. Peterson, Vice President, Operations	2000 1999 1998	$165,000 140,000 140,000		$16,479 14,000 14,000	$6,600 6,600 6,600	79,000 500 15,000	$	— — —

(1)
Amounts consist of car allowances.

    Option Grants in Last Fiscal Year.  The following table sets forth certain information relating to options granted to the Named Executive Officers to purchase shares of Caliber Common Stock during 2000.

	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted
							Potential Realized Value at Price Appreciation for Option (1)
				Exercise or Base Price Per Share		Expiration Date
Name							5%	10%
Chris L. Nguyen	800,000	36.6%			$3.00	12/28/10	$1,512,000	$3,824,000
Kevin M. Thibodeau	60,000 25,000	2.7 1.1	% %	$ $	3.00 3.00	5/23/10 9/27/10	113,400 47,250	286,800 119,500
David R. Dobkin	50,000	2.3%			$3.00	9/27/10	94,500	239,000
G. Bryan Polivka	—	0.0%			$—	—	—	—
Richard F. Peterson	54,000 25,000	2.5 1.1	% %	$ $	3.00 3.00	5/23/10 9/27/10	102,060 47,250	258,120 119,500

(1)
The assumed annual rate of appreciation of 5% and 10% would result in the price of Caliber's Common Stock increasing to $4.89 and $7.78, respectively from the exercise price. The 5% and 10% assumed annual rates of price appreciation used to calculate potential gains to optionees are mandated by the rules of the SEC. The potential realizable value does not represent the Company's prediction of its stock price performance.

    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options, and the value of the unexercised options at the end of 2000 for the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock during 2000.

Name	Shares Acquired Upon Exercise	Value Realized	Securities Underlying Unexercised Options at Year-End (1)		Value of in-the-Money Options at Year-End (2)
Chris L. Nguyen	—	$—	184,206 923,140	(E) (U)	$ $	— —	(E) (U)
Kevin M. Thibodeau	—	—	14,100 111,400	(E) (U)	$ $	— —	(E) (U)
David R. Dobkin	—	—	59,931 39,726	(E) (U)	$ $	— —	(E) (U)
G. Bryan Polivka	—	—	29,594 20,063	(E) (U)	$ $	— —	(E) (U)
Richard F. Peterson	—	—	24,510 100,674	(E) (U)	$ $	— —	(E) (U)

(1)
(E) = Exercisable; (U) = Unexercisable.

(2)
Value equals the price of a share of Common Stock on December 31, 2000, less the exercise price.

Employment Contracts.

    No employee and director of the company has an employment contract.

Director's Compensation

    All directors are reimbursed for their expenses and all serve without compensation. In 2000, in consideration of service to the Company as Directors, the Company granted 20,000 immediately vested options to purchase Common Stock, priced at $3.00 per share to the following Directors: Robert Burr, Janeen Armstrong, Ernest Anastasio, Edward Mullen, John Hill and also to Susan Mayer, a former Director of the Company.

Compensation Committee Interlocks

    The Compensation Committee consists of Messrs. Hill, Anastasio and Becker. Mr. Becker is a Co-Chief Executive Officer, President, Secretary and Director of Sylvan Learning Systems, Inc. None of such Directors was a party to any transaction with the Company which requires disclosure under Item 402(j) of Regulation S-K.

Caliber Management

    Executive Officers and Directors.  The executive officers and directors of Caliber are as follows: Directors

Name	Age	Position
R. Christopher Hoehn-Saric	38	Chairman of the Board of Directors
Douglas L. Becker (2)	35	Vice Chairman of the Board of Directors, Secretary, Director
Janeen M. Armstrong (1)	37	Director
John P. Hill (1)(2)	66	Director
Ernest Anastasio (2)	60	Director
Robert L. Burr (1)	51	Director, Chairman of the Audit Committee
Edward E. Mullen	47	Director

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee Executive Officers

Name	Age	Position
Chris L. Nguyen	40	President, Chief Executive Officer
Mark Yanson	42	Vice President, Chief Financial Officer
David R. Dobkin	48	Senior Vice President, Strategic Development
Kevin M. Thibodeau	38	Vice President, Marketing

Key Employees

Name	Age	Position
G. Bryan Polivka	43	Senior Vice President, Programming and Production
Richard F. Peterson	46	Vice President, Operations

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

    Mark Yanson  Mr. Yanson has served as Caliber's Chief Financial Officer since October, 2000. From January, 2000 to September, 2000, Mr. Yanson served as Chief Financial Officer of iSKY, Inc. From May, 1997 to December, 1999, Mr. Yanson served as Chief Financial Officer of Panurgy, Inc. From June, 1991 to May, 1997, Mr. Yanson served as Chief Financial Officer of Greenspring Health Systems.

    David R. Dobkin.  Mr. Dobkin has served as Caliber's Senior Vice President, Strategic Development since February 2000. He served as Caliber's Senior Vice President of Corporate Services from April 1997 to February 2000. Mr. Dobkin was a principal with the Connected Enterprise Solutions group of Ernst & Young LLP from 1996 to 1997. From 1995 to 1996, Mr. Dobkin served as Vice President, Sales and Marketing for The Times Mirror Company, and from 1979 to 1995, he held various management level sales and marketing positions with R. R. Donnelley & Sons.

    Kevin M. Thibodeau.  Mr. Thibodeau has served as Caliber's Vice President, Marketing since September 2000. He served as Caliber's Vice President, Academic Services from July 1998 to September 2000. Mr. Thibodeau was Vice President of Waverly North America, now Wolters Kluwer company, from August 1986 to July 1998, and prior thereto he held various positions in sales, marketing and product development in the professional publishing industry.

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

Item 12. Security Ownership and Certain Beneficial Owners and Management

    The following table sets forth information regarding the beneficial ownership of Caliber Common Stock as of March 30, 2001, by (i) each person who owns beneficially more than 5% of Caliber Common Stock, (ii) each of the director nominees and directors of Caliber, (iii) each of the Named Executive Officers, and (iv) all directors and Named Executive Officers as a group. Unless otherwise indicated, the named person exercises sole voting and investment power over the shares that are shown as beneficially owned by them.

	Beneficially Owned
Name (1)	Number	Percent
R. Christopher Hoehn-Saric (2)(3)	895,576	3.3%
Douglas L. Becker (3)(4)	970,576	3.6%
Chris L. Nguyen (5)(6)	455,374	1.7%
Janeen M. Armstrong (7)	20,000	*
John P. Hill (7)	30,000	*
Ernest Anastasio (7)	20,000	*
Robert L. Burr (8)(7)	346,325	1.3%
Edward E. Mullen (7)	20,000	*
Kevin M. Thibodeau (9)	14,100	*
David R. Dobkin (10)	133,666	*
G. Bryan Polivka (11)	78,751	*
Richard F. Peterson (12)	24,510	*
Sylvan Learning Systems, Inc. (13)	9,251,864	34.1%
MCI Communications Corp. (14)	1,856,086	6.8%
Steven M. Taslitz (15)	1,444,762	5.3%
Bruce L. Goldman (16)	1,136,274	4.2%
Robert Fleming, Inc. (17)	6,456,200	23.8%
Dimensional Fund Advisors, Inc. (18)	1,054,000	3.9%
All directors and Executive Officers as a group (12 persons)	3,008,878	11.1%

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

(6)
Includes 184,206 underlying exercisable options and excludes 923,140 unexercisable options.

(7)
Includes 20,000 underlying exercisable options.

(8)
Includes 326,325 shares of Common Stock owned by Robert Fleming Nominees Limited.

(9)
Includes 14,100 underlying exercisable options and excludes 111,400 unexercisable options.

(10)
Includes 59,931 underlying exercisable options and excludes 39,726 unexercisable options.

(11)
Includes 29,594 underlying exercisable options and excludes 20,063 unexercisable options.

(12)
Includes 24,510 underlying exercisable options and excludes 100,674 unexercisable options.

(13)
Includes 2,857,143 underlying shares upon conversion at $3.50 per share of $10,000,000 of the Company's 7.5% Series B Convertible Preferred Stock and 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock of the Company convertible into Common Stock on a share-for-share basis. Excludes 240,000 shares of Common Stock issuable upon exercise of an outstanding warrant at an aggregate exercise price of $840,000.

(14)
The address of this stockholder is 1801 Pennsylvania Avenue, NW, Washington, DC 2006. Includes 1,193,573 shares of Common Stock issuable upon exercise of an outstanding warrant at an aggregate exercise price of $3.78 million.

(15)
Derived from a Schedule 13G filed by this stockholder on February 13, 2001. 439,588 shares only with sole voting power. The address of this stockholder is 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(16)
Derived from a Schedule 13G filed by this stockholder on February 13, 2001. 271,800 shares only with sole voting power. The address of this stockholder is 650 Dundee Road, Suite 370, Northbrook, IL 60062.

(17)
Derived in part from a Schedule 13D filed by this stockholder on January 11, 2001. Includes 4,681,303 underlying shares upon conversion at $3.50 per share of $15,000,000 of the Company's 7.5% Series A-2 Convertible Preferred Stock and 1,428,571 underlying shares upon conversion at $3.50 per share of $5,000,000 of the Company's 7.5% Series B Convertible Preferred Stock. Shares are held by affiliated entities of this stockholder, Robert Fleming Nominees Limited, Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. The address of this stockholder is 320 Park Avenue, New York, NY 10022.

(18)
Derived from a Schedule 13G filed by this stockholder on February 2, 2001. The address of this stockholder is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

Item 13. Certain Relationships and Related Transactions

    Relationships with Sylvan.  Douglas L. Becker and R. Christopher Hoehn-Saric, directors, are Co-Chief Executive Officers of Sylvan and concurrently serve as directors of Sylvan and Caliber. Sylvan owns 1,227,393 shares of Caliber Common Stock, 5,167,328 shares of 6% Non-Voting Convertible Preferred Stock that is convertible into Common Stock on a share-for-share basis, and 2,857,143 underlying shares upon conversion at $3.50 per share of $10,000,000 of the Company's 7.5% Series B Convertible Preferred Stock.

    In February 2001, the Company signed a $7,150,000 promissory note with Sylvan due March 31, 2004. The note bears interest at 8% and is payable quarterly on the last day of each calendar quarter. The note related to antecedent debts of the Company to Sylvan under an Intercompany Management and Facility Use Agreement and other monies advanced by Sylvan on behalf of the Company. Payment on the note of $1,000,000 was made upon execution. In addition, interest of 7% is being accrued as payment in-kind and is payable with the final payment of principal and interest. The promissory note is secured by a lien on all of the Company's assets. Additionally, the Company granted Sylvan a warrant to purchase 240,000 shares of the Company's common stock at an exercise price of $3.50 per share. One half of the warrants vest upon the signing of the note with the remaining half vesting on December 31, 2001.

    Under an Intercompany Management and Facility Use Agreement between Sylvan and Caliber, Sylvan provides Caliber with the use of certain facilities for Caliber's corporate offices in Baltimore, Maryland, and certain administrative support and executive management services, including financial management, tax and accounting services, legal services, management information services, and human resources support. During 2000, Caliber incurred charges from Sylvan of $1.8 million for these facilities and services. This agreement was renewed for one year upon its expiration in December, 2000.

    Under a Testing Center Management and CBT Services Agreement between Caliber and Sylvan, Caliber assumed management and responsibility for all obligations and operations of certain Sylvan Testing Centers ("STCs") and to deliver computer-based testing services on behalf of Sylvan at those STCs through December 31, 2000. The Company received a fixed amount per month to manage these STCs and an additional fee per test delivered above a specified number of tests. During 1999, Caliber received approximately $4.0 million in management and testing fees under this agreement. Caliber terminated this agreement in February 2000.

    Relationships with MCI.  Susan Mayer, a former director, is President of MCI WorldCom Venture Fund, an affiliate of MCI WorldCom, Inc., the successor by merger to MCI Communications Corporation ("MCI"). MCI owns 662,513 shares of Caliber Common Stock and holds a warrant to purchase 1,193,573 additional shares of Common Stock at an aggregate exercise price of $3.78 million.

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

    In connection with the Enterprise Management Agreement, MCI committed to provide, directly or through a subsidiary, an aggregate of $20 million in (i) five year capital leases for computer hardware and software, video equipment, satellite equipment and other telecommunications equipment as well as furniture required for the business of Caliber (collectively, the "Required Equipment") or the procurement, installation and deployment, maintenance, financing, technology upgrades and appropriate support service for the Required Equipment, including, but not limited to, help desk services (collectively, the "Required Services"); (ii) guarantees by MCI of Caliber's obligations under other leases for Required Equipment or Required Services; or (iii) a combination thereof (the "MCI Lease and Guaranty Commitment"). As of December 31, 2000, the total value of outstanding capital leases and guaranties under the MCI Lease and Guaranty Commitment was approximately $20.0 million.

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

    Relationship with LeapIT.com.  Caliber entered into a standard services agreement to provide Internet production and hosting services to LeapIT.com, a corporation in which Messrs. Becker and Hoehn-Saric own a significant equity interest. As of December 31, 2000, Caliber had an outstanding account receivable of $750,000 from LeapIT for services provided by Caliber at standard rates.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 30, 2001.

                      Caliber Learning Network, Inc.

                      By: /s/ Mark Yanson

                      Mark Yanson
                      Chief Financial Officer

QuickLinks

SIGNATURES