Form 10-Q
period 2001-03-31
CALIBER LEARNING NETWORK INC
filed 2001-05-22
CIK 1057187

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/ Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the quarter ended March 31, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    The registrant had 12,595,282 shares of Common Stock outstanding as of May 21, 2001.

Index

Caliber Learning Network, Inc.

Caliber Learning Network, Inc.
Consolidated Balance Sheets

	December 31, 2000	March 31, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,578,511	$2,367,044
Accounts receivable, net of allowance of $294,949 in 2000 and $313,730 in 2001	4,139,010	3,959,426
Receivable from related party	750,000	—
Prepaid expenses and other current assets	189,152	1,152,492

Total current assets	12,656,673	7,478,962
Property and equipment:
Furniture and fixtures	3,386,818	3,495,326
Computer equipment and software	21,833,837	22,303,763
Leasehold improvements	10,644,187	10,672,063

	35,864,842	36,471,152
Accumulated depreciation and amortization	(19,032,924)	(20,975,289)

	16,831,918	15,495,863
License rights	—	1,008,333
Goodwill	—	4,174,683
Other assets	385,855	370,407

Total assets	$29,874,446	$28,528,248

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$2,745,042	$7,244,607
Deferred revenue	120,517	1,654,347
Payable to Sylvan	4,716	266,920
Note payable to Sylvan in default	2,936,000	6,047,112
Accrued dividends payable	1,471,278	2,015,353
Current portion of deferred tenant allowances	358,842	358,842
Capital lease obligations due to related party in default	5,682,950	9,541,191

Total current liabilities	13,319,345	27,128,372
Note payable to Sylvan, less current portion	4,214,000	—
Deferred tenant allowances, less current portion	839,389	747,297
Capital lease obligations due to related party, less current portion	5,247,502	—
Commitments and contingencies	—	—
Stockholders' equity:
7.5% Series B Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—500,000; issued and oustanding shares of 110,000 in 2000 and 150,000 in 2001; liquidation preference of $100 per share aggregating $15,000,000	1,100	1,500
7.5% Series A-2 Redeemable Convertible Preferred Stock, $.01 par value; authorized shares—225,000; issued and outstanding shares 150,000 in 2000 and 2001; liquidation preference of $100 per share plus accrued interest aggregating $16,337,558	1,500	1,500
6% Non-Voting Convertible Preferred Stock, $.01 par value; authorized shares of 5,167,328; issued and outstanding shares of 5,167,328 in 2000 and 2001	51,674	51,674
Common stock, $.01 par value; authorized shares—50,000,000; issued and oustanding shares of 12,595,282 in 2000 and 2001	125,953	125,953
Additional paid-in capital	106,547,799	110,003,324
Accumulated deficit	(100,473,816)	(109,531,372)

Total stockholders' equity	6,254,210	652,579

Total liabilities and stockholders' equity	$29,874,446	$28,528,248

See accompanying notes.

Caliber Learning Network, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2000	March 31, 2001
Revenues:
Service fee revenue	$3,764,717	$3,462,286
Service fee revenue from related party	489,480	—
Management fee from Sylvan	816,183	—

	5,070,380	3,462,286
Cost and expenses:
Operating expenses	6,544,676	5,440,381
Management fees to Sylvan	461,256	418,337
Selling, general and administrative expenses	5,346,064	6,279,975

	12,351,996	12,138,693
Other income (expense):
Interest income	269,399	54,842
Interest expense	(286,073)	(435,991)

	(16,674)	(381,149)

Net loss	(7,298,290)	(9,057,556)
Dividends accrued on preferred stock	(301,953)	(544,075)

Net loss attributable to common stockholders	$(7,600,243)	$(9,601,631)

Basic and diluted loss per common share attributable to common stockholders	$(0.61)	$(0.76)

See accompanying notes.

Caliber Learning Network, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2000	2001
Operating activities
Net loss	$(7,298,290)	$(9,057,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,832,312	1,942,365
Amortization of deferred tenant allowances recorded as a reduction of rent expense	(92,094)	(92,092)
Amortization of license rights	—	91,667
Changes in operating assets and liabilities:
Accounts receivable, net	143,497	260,686
Receivable from related party	(489,480)	750,000
Prepaid expenses and other current assets	90,277	(48,364)
Accounts payable and accrued expenses	(767,662)	1,087,223
Deferred revenue	—	411,917
Payable to related party	659,700	262,204

Net cash used in operating activities	(5,921,740)	(4,391,950)
Investing activities
Purchases of property and equipment	(717,983)	(328,561)
Cash paid for Fulcrum Information Services, Inc, net of cash received	—	(612,810)
Change in other assets	5,328	15,448
Purchase of license rights	—	(1,100,000)

Net cash used in investing activities	(712,655)	(2,025,923)
Financing activities
Repayments of loan from Sylvan	—	(1,102,888)
Issuance of Series B Redeemable Convertible Preferred Stock	—	4,000,000
Proceeds from exercise of stock options	15,882	—
Repayment of bank loan	—	(301,445)
Payment of capital lease obligations	(1,140,011)	(1,389,261)

Net cash provided by (used in) financing activities	(1,124,129)	1,206,406

Net decrease in cash and cash equivalents	(7,758,524)	(5,211,467)
Cash and cash equivalents, beginning of period	25,923,169	7,578,511

Cash and cash equivalents, end of period	$18,164,645	$2,367,044

See accompanying notes.

Caliber Learning Network, Inc.
Notes to Consolidated Financial Statements
March 31, 2001
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements for the year ended December 31, 2000 included in the Company's annual report on Form 10-K, filed March 30, 2001.

2. Loss Per Share

    The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2000	2001
Numerator:
Net loss	$(7,298,290)	$(9,057,556)
Preferred stock dividends	(301,953)	(544,075)

Net loss attributable to common stockholders	$(7,600,243)	$(9,601,631)

Denominator:
Weighted average number of shares of common stock outstanding during the period	12,451,695	12,595,282

Basic and diluted loss per share	$(0.61)	$(0.76)

    Basic loss per share is based upon the average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation the result would be anti-dilutive. These potentially dilutive securities consist of convertible preferred stock, warrants and stock options.

3. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2000	2001
Non-cash investing and financing activities:
Equipment acquired under capital lease	$293,931	$—
Dividends accrued on 7.5% Series A, 7.5% Series A-1, Series A-2 and Series B Redeemable Convertible Preferred Stock and 6% Non- Voting Convertible Preferred Stock	301,953	544,075
Interest paid	286,073	435,991

4. Major Customers and Concentration of Credit Risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company maintains an allowance for losses on receivables based on the collectibility of all amounts owed. The Company generally does not require collateral for trade receivables. At March 31, 2001, 15% of accounts receivable was due from one customer. Additionally, two customers in the Corporate segment each represented 13% of revenues for the three months ended March 31, 2001.

5. Business Segment Information

    The following table sets forth information on the Company's reportable segments.

	Three Months Ended March 31, 2001
	Corporate	Other Products and Services	Total
Revenues	$2,513,753	$948,533	$3,462,286
Direct costs	1,243,180	182,230	1,425,410

Segment operating income	$1,270,573	$766,303	$2,036,876

	Three Months Ended March 31, 2000
	Corporate	Other Products and Services	Total
Revenues	$3,261,697	$1,808,683	$5,070,380
Direct costs	1,404,727	684,414	2,089,141

Segment operating income	$1,856,970	$1,124,269	$2,981,239

Segment Operating Profits

    The following table reconciles the reported information on segment direct costs to total operating expenses as reported in the statement of operations for the three month periods ended March 31, 2000 and 2001:

	2000	2001
Segment direct costs	$2,089,141	$1,425,410
Fixed costs:
Depreciation and amortization	1,832,312	1,942,365
Unallocated center operating expenses	2,623,223	2,072,606

Operating expenses	$6,544,676	$5,440,381

    The following table reconciles the reported information on segment operating income to net loss as reported in the statements of operations for the three months ended March 31, 2000 and 2001.

	Three Months Ended March 31,
	2000	2001
Segment operating income	$2,981,239	$2,036,876
Unallocated operating expenses:
Depreciation and amortization	(1,832,312)	(1,942,365)
Center operating expenses	(2,623,223)	(2,072,606)
General and administrative expenses	(2,392,988)	(3,412,558)
Sales and marketing	(2,953,076)	(2,867,417)
Management fee payable to Sylvan	(461,256)	(418,337)
Other income (expense)	(16,674)	(381,149)

Net loss	$(7,298,290)	$(9,057,556)

    Substantially all of the revenues and assets of the Company's reportable segments are located in the United States. Note 4 to the financial statements contains information about major customers and concentrations of credit risk.

6. Transactions with Sylvan and its Affiliates

    In February 2001, the Company signed a $7,150,000 promissory note with Sylvan due March 31, 2004. As described more fully in the Company's 2000 Annual Report on Form 10-K, the principal amount of the note represents debts accumulated by the Company to Sylvan in connection with disbursements made by Sylvan on the Company's behalf and management fees payable to Sylvan. The note bears interest at 15% per annum and is payable in installments consisting of (i) $1,000,000 upon signing the note, (ii) $736,000 on March 31, 2001, (iii) three quarterly payments of $400,000 commencing June 30, 2001, (iv) eight quarterly payments of $500,000 in 2002 and 2003, and (v) a final payment of $214,000 on March 31, 2004. The interest rate of 15% per annum consists of a cash component equal to 8% per annum payable quarterly and a component which accrues and is payable at maturity equal to 7% of principal. The promissory note is secured by a lien on all of the Company's assets.

    The Company has not paid the $736,000 installment due under this promissory note on March 31, 2001. Accordingly, the Company is in default under the note and the total outstanding balance has been classified as current in the accompanying balance sheet at March 31, 2001.

    In connection with the issuance of this note, the Company granted Sylvan warrants to purchase 240,000 shares of common stock at an exercise price of $3.50 per share. One half of the warrants vested upon the signing of the note in February 2001, and the remaining half vest on December 31, 2001.

    On January 1, 2001, the Company entered into a license agreement with iLearning, Inc. (formerly LeapIT.com, LLC), an affiliate of Sylvan. This agreement grants to the Company the rights to convert all of iLearning's information technology and content into a Caliber platform and sell it to Caliber's corporate customers. In connection with the agreement, the Company paid a one-time fee of $1.1 million to license the content, which has been capitalized and is being amortized over the term of the agreement of 36 months.

7. Preferred Stock

    In March 2001, the Company issued 40,000 shares of 7.5% Series B Convertible Redeemable Preferred Stock ("Series B") for a total aggregate purchase price of $4.0 million. Each share is redeemable in whole on June 30, 2005 in either cash or common stock at the option of the Company and has a redemption amount of $100 per share plus all accrued and unpaid dividends. The Series B is convertible into common stock at the option of the holder at any time at a conversion price of $3.50 per share, which can be adjusted to provide for certain subsequent issuances of common stock that result in dilution. The holders are entitled to receive quarterly cumulative dividends at a rate of 7.5% per annum and are payable at the election of the Company in cash or additional shares. The Series B have a preference on liquidation equal to $100 per share plus all accrued and unpaid dividends and voting rights that are substantially the same as the number of shares of common stock into which they can be converted.

8. Acquisition of Fulcrum Information Services, Inc.

    In January 2001, the Company made a $500,000 cash payment to Fulcrum Information Services, Inc. ("Fulcrum") to acquire exclusive title in all Internet-capable training programs developed or to be developed by Fulcrum. Fulcrum develops and sells training content and services to corporations and professionals. Subsequently, on March 20, 2001, the Company acquired all of the outstanding common and preferred stock of Fulcrum for an initial cash payment of $200,510 in a transaction accounted for as a purchase business combination. These payments totaling $700,510 have been preliminarily allocated to assets and liabilities based on estimated fair values at the date of acquisition, pending final determination of certain balances. This preliminary allocation has resulted in acquired goodwill of $4.2 million, which is being amortized on a straight-line basis over 15 years. The results of operations of Fulcrum are included in the accompanying consolidated statements of operations commencing March 20, 2001.

    The following summarizes the preliminary estimates of the fair value of assets and liabilities acquired in the acquisition:

Assets:
Current assets	$982,612
Fixed assets	277,749
Goodwill	4,174,683

Total assets	5,435,044
Liabilities:
Current liabilities	$4,133,089
Bank debt	301,445
Other liabilities	300,000

Total liabilities	4,734,534

Purchase price	$700,510

    The Company paid-off the bank debt of $301,445 on March 21, 2001.

    The selling shareholders of Fulcrum are also entitled to a contingent payment equal to the product of 20% and five times average monthly net income for the 24 months ended March 1, 2003, as defined in the agreement. The contingent consideration is payable in cash or common stock at the election of the Company by May 30, 2003. The Company will record any contingent consideration as additional goodwill when the contingency is resolved and any additional consideration is payable.

9. Going Concern and Obligations in Default

    The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of March 31, 2001, the Company had cash and cash equivalents of $2,367,044 and a working capital deficiency of $19,649,410. Further, the Company's outstanding debt and capital lease obligations were delinquent and in default at March 31, 2001. Waivers of default on the debt and capital lease obligations have not been received from any of the holders; therefore, all of these obligations have been classified as current in the accompanying balance sheet at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently negotiating with existing creditors and potential investors a plan that would allow it to continue operations through 2001. On May 21, 2001, the Company received proposed terms for short-term debt financing of $750,000 from Sylvan. The terms are subject to Board of Directors approval and definitive documentation. The debt will bear interest at 10% and will be secured by all assets of the Company. This funding is projected to sustain operations into the latter part of June 2001. The Company is continuing its efforts to seek long-term financing, however, there can be no assurance that the Company will be able to obtain this financing on acceptable terms.

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

Revenue

    Revenue is generated primarily from learning services provided to corporations, graduate level learning courses, hourly classroom rental and related services. Revenue from learning courses and training events is recognized over the contract period as the events are delivered. Services unrelated to learning courses or training events are recognized in the period the services are provided. The Company also generates revenue from hourly classroom rental, which is recognized when the service is provided. Management fees under an agreement with Sylvan to manage certain computer-based certification centers were calculated based on a fixed amount per month plus an additional fee per test delivered above a specified number of test examinations. These fees were recognized as revenue upon delivery of the examination. In March 2000, the Company assigned its rights and responsibilities under this agreement to an independent third party.

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

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    The Company generates revenues from two operating segments: Corporate and Other Products and Services. See Note 5 to the financial statements for a description of the operating segments. The following tables sets forth information on the Company's reportable segments:

	Three Months Ended March 31, 2001
	Corporate	Other Products and Services	Total
Revenue	$2,513,753	$948,533	$3,462,286
Direct costs	1,243,180	182,230	1,425,410

Segment operating income	$1,270,573	$766,303	$2,036,876

	Three Months Ended March 31, 2000
	Corporate	Other Products and Services	Total
Revenue	$3,261,697	$1,808,683	$5,070,380
Direct costs	1,404,727	684,414	2,089,141

Segment operating income	$1,856,970	$1,124,269	$2,981,239

    Revenues for the quarter ended March 31, 2001 were $3.5 million, a decrease of $1.6 million from the $5.1 million in 2000. The decrease in revenues in 2001 was primarily attributable to a revenue decrease of $860,000 in the Company's Other Products and Services business segment primarily due to the Company's assignment of its rights and duties under its test administration agreement to an independent third party in March 2000. Revenues from the Company's Corporate business segment decreased by $748,000. This decrease was due primarily to the Company's discontinuance of its efforts in the academic market and lower revenues generated by iLearning, Inc. offset by revenues generated by Fulcrum Information Services, Inc. ("Fulcrum") in the first quarter of 2001. The Company acquired Fulcrum on March 20, 2001 for $700,510 in order to enhance its position as a full service provider of training content and services to corporations. Revenues generated by Fulcrum in the first quarter of 2001 were $282,000. Overall, the revenue decreases associated with the discontinuance of its efforts in the academic market and lower revenues from iLearning, Inc. were $702,000 and $489,000, respectively.

    Direct costs were $1.4 million in the first quarter of 2001, a decrease of $664,000 when compared to $2.1 million in the first quarter of 2000. This decrease was primarily attributable to a $502,000 decrease in the Other Products and Services segment due to the Company's assignment of its rights and duties under its test administration agreement to an independent third party in March 2000. Direct costs in the Corporate segment decreased $162,000 primarily due to the Company's discontinuance of its efforts in the academic market offset by costs associated with Fulcrum. The direct cost decrease associated with the discontinuance of its efforts in the academic market was $309,000.

    Other operating costs that are not directly attributable to the operating segments are not allocated. These unallocated operating expenses in the first quarter of 2001 decreased to $4.0 million, a decrease of $441,000 when compared to the $4.5 million in the first quarter of 2000. This decrease was primarily attributable to an overall decrease in unallocated center operating expenses due to the discontinuance of the academic business.

    Selling, general and administrative expenses in the first quarter of 2001 increased to $6.3 million, an increase of $934,000 from the $5.3 million in the first quarter of 2000. This increase is primarily attributable to an increase in personnel to support anticipated future revenue growth.

    Management fees to Sylvan were $418,000 in the first quarter of 2001, a decrease of $43,000 compared to the $461,000 in the first quarter of 2000 due to the contractually negotiated terms between Caliber and Sylvan.

    Interest income in the first quarter of 2001 was $55,000, a decrease of $214,000 compared to the $269,000 in the first quarter of 2000. This decrease is due to the decrease in the balance of the Company's short-term investments between years. Interest expense in the first quarter of 2001 was $436,000, an increase of $150,000 compared to the $286,000 in the first quarter of 2000. The increase is due primarily to interest expense being incurred on a larger capital lease balance in 2001.

Future Assessment of Recoverability and Impairment of Goodwill

    In connection with our acquisition of Fulcrum Information Services, Inc., we recorded goodwill that is being amortized on a straight-line basis over its estimated useful life. At March 31, 2001 the unamortized portion of this intangibles was $4,175,000, which represented 14.6% of total assets and 639.7% of stockholders' equity. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. We have estimated the useful life of our goodwill to be fifteen years based upon several factors, the most significant of which is the susceptibility of acquired businesses to change as a result of technological advances and the rapidly changing needs of their customers.

    We periodically review the carrying value and recoverability of our unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, the carrying value of this goodwill will be adjusted by an immediate charge against income during the period of the adjustment. The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods.

Liquidity and Capital Resources

    Net cash used in operating activities decreased to $4.4 million in the first quarter of 2001 compared to $5.9 million in the first quarter of 2000. This decrease of $1.6 million is primarily attributable to a larger net loss before depreciation and amortization in 2001 offset by changes in working capital balances.

    Net cash used in investing activities was $2.0 million in the first quarter of 2001 compared to $713,000 in the first quarter of 2000. This change was due primarily to the $1.1 million purchase of license rights from iLearning, Inc. and $613,000 for the purchase of Fulcrum.

    Net cash provided by financing activities was $1.2 million in the first quarter of 2001 compared to net cash used in financing activities of $1.1 million in the first quarter of 2000. This change was primarily attributable to the $4.0 million issuance of Series B Convertible Redeemable Preferred Stock in 2001, offset by $1.1 million of loan repayments to Sylvan, and $1.4 million of capital lease obligation repayments.

    The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As of March 31, 2001, the Company had cash and cash equivalents of $2,367,044 and a working capital deficiency of $19,649,410. Further, the Company is highly leveraged and, from time to time has been unable to pay its principal and interest payments on certain debt and capital lease obligations as well as outstanding accounts payable trade balances as they become due. Waivers of default on the debt and capital lease obligations have not been received from any of the holders; therefore, all of these obligations have been classified as current in the accompanying balance sheet as of March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently negotiating with existing creditors and potential investors a plan that would allow it to continue operations through 2001. However, there can be no assurance that the Company will be able to obtain this financing on acceptable terms. The Company has received proposed terms for short term debt financing of $750,000 from Sylvan. The terms are subject to Board of Directors approval and definitive documentation. The debt will bear interest at 10% and will be secured by all assets of the Company. This funding is projected to sustain day-to-day operations of the Company into the latter part of June 2001. The Company is continuing its efforts to seek long term financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk related to changes in interest rates. Interest expense and interest income is most sensitive to changes in the general level of U.S. interest rates. The Company's investments consist principally of high quality corporate debt instruments and commercial paper. Generally, these instruments have maturities of less than three months which mitigates their sensitivity to changes in interest rates. A hypothetical 100 basis point change in interest rates would result in an immaterial change in our net loss for the three months ended March 31, 2001. At March 31, 2001, the fair value of long-term debt and capital leases approximates its carrying value. A hypothetical 100 basis point change in interest rates would result in an immaterial change in the fair value of the long-term debt and capital leases. We continue to manage our exposure to this risk through our regular operating and financing activities. The Company does not use derivative financial instruments to mange exposure to interest rate changes. There have been no other significant changes in our interest rate risk and other market risks.

Part II. Other Information

Item 1. Legal Proceedings

    At this time the Company is not a party, either as plaintiff or defendant, in any other material litigation.

Item 2. Changes in Securities and Use of Proceeds

    (a), (b) and (d)

    None.

    (c) On March 13, 2001, the Company issued 40,000 additional shares of the Company's Series B Convertible Preferred Stock ("Series B") for $4.0 million in cash. The Series B is initially convertible into shares of the Company's Common Stock at a price of $3.50 per share which is subject to adjustment pursuant to anti-dilution provisions. The Series B votes on an as-converted basis. The issuance of the Series B was exempt from registration under Regulation D as an issuance solely to accredited investors. The Series B was issued solely to existing investors in the Company as follows: 2,764 shares issued to Fleming U.S. Discovery Offshore Fund III, L.P.; 17,236 shares issued to Fleming U.S. Discovery Fund III, L.P.; 20,000 shares issued to Sylvan Ventures, LLC.

Item 3. Defaults Upon Senior Securities

    The Company is in default on its obligations to pay its capital lease obligations to CIT Financial USA, Inc. ("CIT"). These obligations are guaranteed by MCI. The default relates to the Company's failure to make scheduled lease payments. The Company has made no payments on this obligation since March 2001. The amount claimed by CIT in connection with the default, and acceleration of payment obligations under the lease, is $12.1 million. The balance reflected in the Company's financial statements as of March 31, 2001, on this obligation is $9.5 million. The difference between these balances relates to certain charges which CIT claims take effect upon default and acceleration by CIT of the payment obligations under the lease. To date, CIT has taken no action to collect this debt as of the date of this filing other than to provide notice to the Company of the default and to demand payment of the fully accelerated amount of obligations under the lease.

    The Company is in default on its obligations to make principal payments to Sylvan under the Company's note payable to Sylvan executed in February 2001. The default relates to the Company's failure to make scheduled principal payments. The Company has made no payments on this obligation since making an initial $1.0 million payment in February 2001. The principal balance of the note payable to Sylvan as of March 31, 2001 is $6.0 million. The obligation to Sylvan under this note is secured by a lien on all of the assets of the Company pursuant to the grant of a security interest in connection with the Company's issuance of the note to Sylvan in February 2001. Sylvan has taken no action to collect this debt as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    The Nasdaq National Market ("Nasdaq") has notified the Company that, under Nasdaq National Marketplace Rule 4450(a)(5) (the "Rule"), the Company has failed to maintain a minimum bid price for the Company's common stock of $1.00 over a period of 30 consecutive trading days. The Company has until July 30, 2001 to regain compliance with the Rule by maintaining a bid price for the Company's common stock of at least $1.00 for a minimum of 10 consecutive trading days on or before July 30, 2001. If the Company fails to regain compliance with the Rule during the allotted time, Nasdaq will provide the Company with notice that its common stock will be delisted from the Nasdaq National Market. In such event, the Company may appeal any initial determination by the Nasdaq staff of the Company's failure to meeting National Market listing requirements or apply for listing of the Company's common stock on the Nasdaq Small Cap Market if it is able to satisfy that market's listing requirements at such time.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.

3.01	Articles of Amendment and Restatement of the Charter*
3.02	Bylaws*
4.01	Specimen Common Stock Certificate*
4.02	Warrant issued to MCI Communications Corporation, dated as of November 22, 1996, as amended*
4.03	Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Fund III, L.P.**
4.04	Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Fleming US Discovery Offshore Fund III, L.P.**
4.05	Preferred Stock Purchase Agreement among Caliber Learning Network, Inc. and Robert Fleming Nominees Limited**
4.06	Articles Supplementary Classifying Series A-1 Preferred Stock***
4.07	Preferred Stock Purchase Agreement among Caliber Learning Network, Inc., Sylvan Ventures, LLC, Fleming US Discovery Fund III, L.P., and Fleming US Discovery Offshore Fund III, L.P.****
4.08	Articles Supplementary Classifying Series B Preferred Stock****
4.09	Articles Supplementary Classifying Series A-2 Preferred Stock****
10.01(a)	1997 Stock Option Plan*
10.01(b)	1998 Stock Incentive Plan*
10.10	Intercompany Management and Facility Use Agreement between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated January 1, 1998*
10.11	Testing Center Management and CBT Services Agreement, as amended, between Caliber Learning Network, Inc. and Sylvan Learning Systems, Inc. dated May 1, 1997*

*	Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-47565).
**	Incorporated by reference to the Company's Form 8-K filed on October 26, 1999.
***	Incorporated by reference to the Company's Form 8-K filed on October 5, 2000.
****	Incorporated by reference to the Company's Form 8-K filed on December 29, 2000.

    (b) Reports on Form 8-K.

Report on Form 8-K filed January 30, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIBER LEARNING NETWORK, INC. (Registrant)
Date: May 21, 2001	/s/ MARK YANSON Mark Yanson Vice President and Chief Financial Officer

QuickLinks

Index
Balance Sheets
Statements of Operations
Caliber Learning Network, Inc. Consolidated Statements of Cash Flows (Unaudited)
Caliber Learning Network, Inc. Notes to Consolidated Financial Statements March 31, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES